Form 10-Q
period 1996-09-30
DOCUMENT SCIENCES CORP
filed 1996-11-14
CIK 1016831

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Period Ended
September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period
From _________________ to ______________

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

         Delaware                                         33-0485994
------------------------------                ---------------------------------
(State or other jurisdiction                          (I.R.S. Employer
incorporation or of organization)                    Identification No.)




 6333 Greenwich Drive, Suite 100
 San Diego, CA                                              92122
------------------------------                ---------------------------------
(Address of principal executive                          (Zip Code)
          offices)



                                (619) 625-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

The number of shares of the issuer's Common Stock outstanding as of September 30, 1996 was 10,375,260

                                      Index


                          DOCUMENT SCIENCES CORPORATION

                                                                                               Page No.
                                                                                               --------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets---September 30, 1996 and December 31, 1995..............    3

Condensed consolidated statements of income---Three months ended September 30, 1996 and
       1995 and Nine months ended September 30, 1996 and 1995.................................    4

Condensed consolidated statements of cash flows---Nine months ended September 30, 1996
      and 1995................................................................................    5

Notes to condensed consolidated financial statements..........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations....................................................................................    7

                                   PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders..................................    13

Item 6.  Exhibits and Reports on Form 8-K.....................................................    13

Signatures....................................................................................    14

PART I.  FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,         December 31,
                                                                     1996                  1995
                                                                  ------------          -----------
                                                                  (Unaudited)             (Note)

ASSETS
Current assets:
     Cash and cash equivalents                                    $ 21,589,164          $ 1,271,120
     Accounts receivable, net                                        3,193,031            2,152,732
     Due from affiliates                                             2,192,491            1,612,600
     Other current assets                                              335,324              243,433
                                                                  ------------          -----------
        Total current assets                                        27,310,010            5,279,885
Property and equipment, net                                            984,050              632,225
Other assets                                                           402,648              377,172
                                                                  ============          ===========
        Total assets                                              $ 28,696,708          $ 6,289,282
                                                                  ============          ===========
LIABILITIES
Current liabilities:
     Accounts payable                                             $    921,072          $   328,609
     Accrued liabilities                                             1,187,948              574,896
     Deferred revenues                                               2,499,233            1,596,965
     Current portion of obligations under capital leases                76,826               44,100
     Current income tax expense payable to affiliate                 1,382,100            1,382,100
                                                                  ------------          -----------
        Total current liabilities                                    6,067,179            3,926,670
Long-term liabilities
     Obligations under capital leases                                  130,298               98,500
     Deferred income taxes                                             157,000              157,000
                                                                  ------------          -----------
        Total long-term liabilities                                    287,298              255,500
                                                                  ============          ===========
        Total liabilities                                         $  6,354,477          $ 4,182,170
                                                                  ============          ===========
Commitments and contingencies
Series A Redeemable Preferred Stock, $.001 par value;
no shares authorized, issued and outstanding in 1996,
2,000,000 shares authorized, issued and outstanding
in 1995                                                                                   1,250,750

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share authorized
       30,000,000 shares in 1996 and 3,000,000 in 1995,
       issued and outstanding 10,375,260 shares in 1996
       and 1,311,423 in 1995

                                                                        10,375                1,311
     Additional paid-in-capital                                     21,636,780              110,550
     Deferred compensation                                            (378,974)
     Retained earnings                                               1,074,050              744,501
                                                                  ------------          -----------
        Total stockholders' equity                                  22,342,231              856,362
                                                                  ------------          -----------
        Total liabilities & stockholders equity                   $ 28,696,708          $ 6,289,282
                                                                  ============          ===========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to condensed consolidated financial statements.

                                      DOCUMENT SCIENCES CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (UNAUDITED)

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,

                                                            1996            1995            1996            1995
                                                         -----------     -----------     -----------     -----------
Revenue:
     Initial license fees                                $ 2,526,772     $ 1,237,850     $ 6,030,064     $ 3,730,257
     Annual renewal license and support fees                 631,140         514,043       1,731,495       1,408,064
     Services and other                                      951,691         538,715       2,698,098       1,316,766
                                                         -----------     -----------     -----------     -----------
        Total revenues                                     4,109,603       2,290,608      10,459,657       6,455,087
Cost of revenues:
     Initial license fees                                    212,780          34,345         526,444         132,677
     Annual renewal license and support fees                 122,646          86,447         367,234         266,122
     Services and other                                      288,020         114,909         609,592         293,763
                                                         -----------     -----------     -----------     -----------
        Total cost of revenues                               623,446         235,701       1,503,270         692,562
                                                         -----------     -----------     -----------     -----------
        Gross profit                                       3,486,157       2,054,907       8,956,387       5,762,525

Operating expenses:
     Research and development                                652,865         512,168       1,738,335       1,331,539
     Selling, marketing and customer support               1,893,053       1,058,380       5,142,062       2,924,451
     General and administrative                              411,079         386,988       1,146,696       1,119,262
                                                         -----------     -----------     -----------     -----------
        Total operating expenses                           2,956,997       1,957,536       8,027,093       5,375,252
                                                         -----------     -----------     -----------     -----------
      Income from operations                                 529,160          97,371         929,294         387,273
      Interest income, net                                    25,644             444          41,483           9,671
                                                         -----------     -----------     -----------     -----------
      Income before income taxes                             554,804          97,815         970,777         396,944
      Provision for income taxes                             221,922          36,940         391,478         147,899
                                                         ===========     ===========     ===========     ===========
      Net income                                         $   332,882     $    60,875     $   579,299     $   249,045
                                                         ===========     ===========     ===========     ===========

Net income per share                                     $      0.04     $      0.01     $      0.06     $      0.03
                                                         ===========     ===========     ===========     ===========
Shares used in per share calculations                      9,144,517       8,256,165       8,977,371       8,256,165
                                                         ===========     ===========     ===========     ===========


See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended   Nine Months Ended
                                                                   September 30,       September 30,
                                                                      1996                 1995
                                                                  -----------           ---------
Operating activities
Net income                                                        $   579,299           $ 249,045
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                    183,128              97,714
     Amortization of computer software costs                           78,760              22,901
     Amortization of deferred compensation                             61,026                  --
     Provision for doubtful accounts                                   25,386              30,337
     Deferred revenue                                                 902,268              24,263
     Changes in operating assets and liabilities:
        Accounts receivable                                        (1,645,576)            829,740
        Other current assets                                          (91,891)            (19,965)
        Accounts payable                                              592,463             (61,342)
        Accrued liabilities                                           613,052            (491,042)
                                                                  -----------           ---------
Net cash provided by operating activities                           1,297,915             681,651

Investing activities
Purchases of property and equipment                                  (437,093)           (245,875)
Additions to computer software costs                                 (104,236)           (185,306)
                                                                  -----------           ---------
Net cash used for investing activities                               (541,329)           (431,181)

Financing activities
Principal payments under capital lease obligations                    (33,336)            (26,492)
Issuance of common stock                                           19,594,794                 100
                                                                  -----------           ---------

Net cash provided by (used for) financing activities               19,561,458             (26,392)
                                                                  -----------           ---------
Increase in cash and cash equivalents                              20,318,044             224,078
Cash and cash equivalents at beginning of period                    1,271,120             583,835
                                                                  ===========           =========
Cash and cash equivalents at end of period                        $21,589,164           $ 807,913
                                                                  ===========           =========
Supplemental disclosure of cash flow information:

Interest paid                                                     $    16,008           $   4,688
                                                                  ===========           =========
Capital lease obligations entered into for property and
     equipment                                                    $    97,860           $ 130,941
                                                                  ===========           =========


See notes to condensed consolidated financial statements

                          DOCUMENT SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

Note A---Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 (File No. 333-06349). Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note B---Transactions with Affiliates

The Company has a strategic marketing alliance with Xerox Corporation (Xerox) under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenue in the accompanying condensed consolidated statements of income are commissions earned from Xerox totaling $167,300 and $259,200 for the three months ended September 30, 1995 and 1996, respectively and $325,000 and $845,800 for the nine months ended September 30, 1995 and 1996, respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying condensed consolidated statements of income and totaled $20,400 and $98,300 for the three months ended September 30, 1995 and 1996, respectively, and $92,600 and $165,600 for the nine months ended September 30, 1995 and 1996, respectively.

The Company has distribution agreements with affiliates which provide the affiliates with the non-exclusive right to sub-license the Company's software in Australia, New Zealand and Canada. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $114,800 and $296,400 for the three months ended September 30, 1995 and 1996, respectively and $629,400 and $432,700 for the nine months ended September 30, 1995 and 1996, respectively. Included in accounts receivable in the accompanying condensed consolidated balance sheets are $193,500 and $318,600 from these revenues at December 31, 1995 and September 30, 1996, respectively.

The Company has distribution agreements with affiliates which provide the affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $604,500 and $533,400 for the three months ended September 30, 1995 and 1996, respectively, and $1,229,600 and $1,073,000 for the nine months ended September 30, 1995 and 1996, respectively. Related accounts receivable in the accompanying condensed consolidated balance sheets are $482,900 and $943,600 at December 31, 1995 and September 30, 1996, respectively

Under terms of a separate agreement with Xerox, the Company provided software support services for Xerox Publishing Systems' products. Included in annual renewal license and support fees are revenues from Xerox under this agreement of $29,700 for the three months ended September 30, 1995 and $89,100 for the nine months ended September 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains certain trend analysis and other forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth in this discussion under "Certain Factors That May Affect Future Results" and other risks detailed from time to time in the Company's SEC reports. In addition, the discussion of the Company's results of operations should be read in conjunction with matters described in detail in the Company's Prospectus dated September 20, 1996, including the risk factors set forth therein.

OVERVIEW

Document Sciences develops, markets and supports a family of document automation software and services used in high volume electronic publishing applications. The Company was incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox Corporation ("Xerox"). As a result of the Company's initial public offering of stock in September 1996, Xerox ownership has been reduced to approximately 63% at September 30, 1996.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:

                                                      Three months ended          Nine months ended
                                                         September 30,              September 30,
                                                     1995          1996          1995         1996
                                                  ---------     ---------     ---------     --------
Revenues:
  Initial license fees                                   54%           62%           58%          58%
  Annual renewal license and support fees                22            15            22           16
  Services and other                                     24            23            20           26
                                                  ---------     ---------     ---------     --------
         Total revenues                                 100%          100%          100%         100%
                                                  ---------     ---------     ---------     --------
Cost of revenues:
  Initial license fees                                    2             5             2            5
  Annual renewal license and support fees                 4             3             4            4
  Services and other                                      5             7             5            6
                                                  ---------     ---------     ---------     --------
        Total cost of revenues                           11%           15%           11%          15%
                                                  ---------     ---------     ---------     --------
Gross profit                                             89%           85%           89%          85%
                                                  ---------     ---------     ---------     --------

                                            Three months ended    Nine months ended
                                               September 30,        September 30,
                                             1995       1996      1995       1996
                                            ------     ------    -------    ------
Operating expenses
   Research and development                     22%        16%        21%       16%
   Selling, marketing and customer support      46         46         45        49
   General and administration                   17         10         17        11
                                            ------     ------    -------    ------
      Total operating expenses                  85%        72%        83%       76%
                                            ------     ------    -------    ------

Income from operations                           4         13          6         9
Interest income, net                            --          1         --         1
Income before provision for taxes                4         14          6        10
Provision for income taxes                       1          6          2         4
                                            ======     ======    =======    ======
     Net income                                  3%         8%         4%        6%
                                            ======     ======    =======    ======

REVENUES

The Company's revenues are divided into three categories: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees are comprised principally of license fees for the first year of use of the Company's products by end user customers. Annual renewal license and support fees are comprised principally of mandatory fees paid by customers annually for continued use and support of the licensed products. Services and other revenues are comprised principally of fees for consulting, application development and training services performed by the Company as well as fees received from Xerox in connection with the sale of certain Xerox printer products. The Company recognizes revenue in accordance with AICPA Statement of Position on Software Revenue Recognition No. 91-1. Initial license revenue is recognized upon shipment of the product to customers if no significant Company obligations remain and collection of the receivable is deemed probable. The portion of the initial license revenue which represents the software support for the first year is deferred and recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting and training services are recognized as the related services are performed.

Total revenues increased by 79% from $2.3 million for the three months ended September 30, 1995 to $4.1 million for the three months ended September 30, 1996, and increased by 62% from $6.5 million for the nine months ended September 30, 1995 to $10.5 million for the nine months ended September 30, 1996. This growth was due primarily to the increases in revenues from initial licenses of software and growth in services and other revenue.

The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary increased 36% from $1.0 million for the three months ended September 30, 1995 to $1.4 million for the three months ended September 30, 1996, and increased 24% from $2.6 million for the nine months ended September 30, 1995 to $3.3 million for the nine months ended September 30, 1996. This growth was principally due to expansion of the VAR channel in Europe. Revenues from export sales were 45% and 34% of total revenues for the three months ended September 30, 1995 and 1996, respectively, and 41% and 31% of total revenues for the nine months ended September 30, 1995 and 1996, respectively.

The Company and Xerox maintain a strategic marketing alliance agreement under which the parties have agreed to pay each other fees on referrals that lead to the successful licensing or sales of each other's products. The Company's revenues from the strategic marketing alliance, principally commissions from sales of Xerox printers, were $167,300 and $259,200 for the three months ended September 30, 1995 and 1996, respectively, and $325,000 and $845,800 for the nine months ended September 30, 1995 and 1996, respectively. The fees received by the Company from sales of Xerox printers under the strategic marketing alliance have little associated costs, have had a high degree of inconsistency from quarter to quarter and are difficult to project. Failure to continue to receive such fees could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements related to the licensing, maintenance and support of the Company's products increased 15% from $719,300 for the three months ended September 30, 1995 to $829,900 for the three months ended September 30, 1996. Revenues for the nine months ended September 30, 1995 and September 30, 1996 were $1.9 million and $1.5 million, respectively. This decrease is due principally to substantially reduced sales through Xerox Canada Ltd. in Canada and to a lesser extent, to reduced European revenues from Xerox affiliates.

Initial license fees. Initial license fee revenues increased 104% from $1.2 million for the three months ended September 30, 1995 to $2.5 million for the three months ended September 30, 1996 and increased 62% from $3.7 million for the nine months ended September 30, 1995 to $6.0 million for the nine months ended September 30, 1996. The increase was due principally to sales to new customers, expansion of the direct sales force and expansion of the Company's indirect distribution channel, especially the value added reseller channel in Europe. During the three months ended September 30, 1995 and September 30, 1996 the Company derived revenue from two single customers for initial license fees in the amounts of $342,000 and $528,600 respectively. These transactions represented 15% and 13% of total revenues for the respective three month periods.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 23% from $514,000 for the three months ended September 30, 1995 to $631,000 for the three months ended September 30, 1996, and increased 22% from $1.4 million for the nine months ended September 30, 1995 to $1.7 million for the nine months ended September 30, 1996. The increase was principally due to the larger installed base of users of the Company's software products. As a percentage of total revenues, annual renewal license and support fees have decreased from approximately 22% to 15% for the three months ended September 30, 1995 and 1996 and from approximately 22% to 16% for the nine months ended September 30, 1995 and 1996. This decrease is principally due to the strong increase in initial license revenues.

        Services and other. Revenues from services and other increased 77% from $538,700 for the three months ended September 30, 1995 to $951,700 for the three months ended September 30, 1996, and increased 105% from $1.3 million for the nine months ended September 30, 1995 to $2.7 million for the nine months ended September 30, 1996. The increase was principally due to the increased number of new customer licenses of the Company's software generating increased demand for services, and the increase in commissions from $167,300 to $259,200 for the three months ended September 30, 1995 and 1996, respectively, and from $325,000 to $845,800 for the nine months ended September 30, 1995 and 1996, respectively, under the strategic marketing alliance for the sale of Xerox printer products.

Cost of Revenues

Total cost of revenues was 11% and 15% of total revenues for the three months ended September 30, 1995 and 1996, respectively, and 11% and 15% of total revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in cost of revenues as a percentage of total revenues resulted primarily from increased personnel costs associated with providing professional consulting services to customers.

Cost of initial license fees. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel and the cost of third party software. The cost of initial licenses increased 520% from $34,300 for the three months ended September 30, 1995 to $212,800 for the three months ended September 30, 1996, and increased 297% from $132,700 for the nine months ended September 30, 1995 to $526,400 for the nine months ended September 30, 1996. The increases were primarily the result of increased payments for third party software integrated into the Company's Document Library software products. As a percent of initial license fee revenues, the cost of initial license fees was 3% and 8% for the three months ended September 30, 1995 and 1996, respectively, and 4% and 9% for the nine months ended September 30, 1995 and 1996, respectively. The cost of initial license fees also included the amortization of capitalized software development costs of $7,200 and $25,900 for the three months ended September 30, 1995 and 1996, respectively and $22,900 and $78,800 for the nine months ended September 30, 1995 and 1996, respectively.

Cost of annual renewal license and support fees. Cost of annual renewal license and support fees consists principally of the employment-related costs for the Company's technical support staff, which performs technical software support services. These costs increased 42% from $86,400 for the three months ended September 30, 1995 to $122,600 for the three months ended September 30, 1996, and increased 38% from $266,100 for the nine months ended September 30, 1995 to $367,200 for the nine months ended September 30, 1996. As a percentage of annual renewal license and support fee revenues, these costs were 17% and 19% for the three months ended September 30, 1995 and 1996, respectively, and 19% and 21% for the nine months ended September 30, 1995 and 1996, respectively. This increase was the result of additional personnel to support the expansion of the installed base of users of the Company's software products.

Cost of services and other. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance. Cost of services and other revenue increased 151% from $114,900 for the three months ended September 30, 1995 to $288,000 for the three months ended September 30, 1996, and increased 108% from $293,800 for the nine months ended September 30, 1995 to $609,600 for the nine months ended September 30, 1996. The costs of services and other represented 21% and 30% of the related revenues for the three months ended September 30, 1995 and 1996, respectively, and 22% and 23% of related revenues for the nine months ended September 30, 1995 and 1996 respectively. The increase in cost of services and other revenues resulted principally from the additional staffing to provide professional consulting services.

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. The Company expenses all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of production are capitalized until general release of the product. The capitalized costs of software production are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. The Company capitalized $43,500 and $0 for the three months ended September 30, 1995 and 1996, respectively and $104,200 and $172,500 for the nine months ended September 30, 1995 and 1996, respectively. Research and development expenses increased 28% from $512,200 for the three months ended September 30, 1995 to $652,900 for the three months ended September 30, 1996 and 31% from $1.3 million for the nine months ended September 30, 1995 to $1.7 million for the nine months ended September 30, 1996. The increase in these expenses for each period resulted principally from the expansion of the engineering staff and related costs.

Selling, marketing and customer support. Selling, marketing and customer support expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post sales activity. These expenses increased 79% from $1.1 million for the three months ended September 30, 1995 to $1.9 million for the three months ended September 30, 1996 and 76% from $2.9 million for the nine months ended September 30, 1995 to $5.1 million for the nine months ended September 30, 1996. The growth of these expenses were due principally to increased sales, sales support and marketing personnel and related costs, commissions associated with increased revenues and increased marketing programs.

        General and administrative. General and administrative expenses consist primarily of employment-related costs for finance, administration and human resources, and general corporate management and services. These expenses increased 6% from $387,000 for the three months ended September 30, 1995 to $411,000 for the three months ended September 30, 1996 and 3% from $1.12 million for the nine months ended September 30, 1995 to $1.15 million for the nine months ended September 30, 1996. These expenses represented 17% and 10% of the total revenues for the three months ended September 30, 1995 and 1996, respectively, and 17% and 11% of total revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in general and administrative expenses in absolute dollars was the result of growth in the finance and administrative operations of the Company. The decrease of these expenses as a percentage of total revenues reflects the benefits of economies of scale. The Company expects general and administrative expenses to increase for the remainder of the year in order to support the growth of the Company.

Interest and other income (expense), net. Interest and other income is primarily composed of interest income from cash and cash equivalents and short term investments offset by financing charges related to equipment leases and other debt. Interest and other income (expense), net increased from $400 for the three months ended September 30, 1995 to $25,600 for the three months ended September 30, 1996, and increased from $9,700 for the nine months ended September 30, 1995 to $41,500 for the nine months ended September 30, 1996. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in September 1996.

Provision for income taxes. From its inception to September 20, 1996, the Company's taxes were included in the consolidated tax returns of Xerox Corporation. For reporting purposes, the Company recognized income tax expense on pretax income at the tax rates in effect as if the Company were filing tax returns on a stand-alone basis.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company's total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. The Company's revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic conditions. In addition, the Company's sales generally reflect a relatively high amount of revenues per order, and the loss or delay of individual orders, therefore, could have a significant impact on revenues and quarterly operating results of the Company. In addition, a significant amount of the Company's revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

The Company's software products generally are shipped as orders are received. As a result, initial license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of receipt of initial license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected.

Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

In September, 1996, the Company completed an initial public offering of its common stock, and received net proceeds of approximately $20.5 million.

The Company's cash and cash equivalents totaled $21.6 million at September 30, 1996, representing 76% of total assets. Net cash provided by operating activities for the nine months ended September 30, 1996 was $1.3 million and was primarily the result of increases in deferred revenue, accrued liabilities and accounts payable and income from operations offset by increases in accounts receivable of $1.5 million. The Company intends to invest in short-term, interest-bearing, investment grade securities.

For the nine months ended September 30, 1996, the Company's investing activities used cash of $437,100 primarily for computer equipment and fixed assets required to support the growth of the Company and $104,200 for capitalization of software development expenses.

The Company's current line of credit allows for borrowings up to $2.5 million at the bank's prime rate and expires in July 1997. As of September 30, 1996 the Company had no outstanding borrowings under its line of credit.

With the exception of plans to undertake capital spending to expand the corporate facilities in the first quarter of 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

The Company believes that its existing cash balances, anticipated cash flows from operations and its bank line of credit will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in its ordinary course of business, potential investments such as businesses, products or technologies. The Company has no current understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective August 7, 1996, the following proposals were approved by the written consent of the Company's stockholders:

                                                                 Affirmative                  Negative
                                                                    Votes                      Votes
                                                              ------------------              ------

1.       Proposal to amend and restate the Company's          1,799,961 shares of
         Certificate of Incorporation to increase the         Common Stock                       0
         authorized Common Stock to 30,000,000
         shares, to authorize 2,000,000 shares of             2,000,000 shares of
         undesignated Preferred Stock and to effect           Series A Preferred
         certain other amendments.

2.       Proposal to approve indemnification agree-           1,867,545 shares of                0
         ments between the Company and its officers           Common Stock
         and directors.

                                                              2,000,000 shares of
                                                              Series A Preferred

3.       Proposal to amend the Company's 1995                 1,822,545 shares of                0
         Stock Incentive Plan.                                Common Stock

                                                              2,000,000 shares of
                                                              Series A Preferred

4.       Proposal to ratify the appointment of Ernst          1,867,545 shares of                0
         & Young LLP as independent auditors for the          Common Stock
         fiscal year ending December 31, 1996.
                                                              2,000,000 shares of
                                                              Series A Preferred


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Document Sciences Corporation
                                        -----------------------------
                                                (Registrant)

Date:  November 14, 1996                  /S/ Barbara Amantea
------------------------                ----------------------------------------
                                        Barbara Amantea, Vice President,
                                        Chief Financial Officer (Duly Authorized
                                        and Principal Financial Officer)

                                EXHIBIT INDEX


        Exhibit
          No.           Description
        -------         -----------

          27            Financial Data Schedule