Form 10-K
period 1996-03-31
DOCUMENT SCIENCES CORP
filed 1997-03-25
CIK 1016831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-20981

                         DOCUMENT SCIENCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       33-0485994
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

  6333 GREENWICH DRIVE, SAN DIEGO, CALIFORNIA                        92122
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 625-2000
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 1997, there were 10,730,590 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 11, 1997) was approximately $14,428,643. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Part II of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 25, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Certain Additional Business Risks" below, the section of Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Factors Affecting Future Results" and elsewhere in this Report.

     Document Sciences Corporation (the "Company") develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. Document automation has become increasingly important as more companies realize the benefits of automating the high volume production of individually customized documents that require the precise layout of information such as financial data, marketing text and graphs. Autograph, the Company's document automation software architecture, enables personalized and customized publishing solutions for many industries including insurance, managed healthcare, financial services, telecommunications, manufacturing/distribution, government and commercial print services. The Company's products enable an important form of communication between organizations and customers by employing enterprise database assets to produce high-quality documents that are ready to print on demand and distribute in high volume. Additionally, the Company's core technology is being applied to provide electronic document automation solutions for the Internet, intranets and commercial on-line services. CompuSet, Autograph's flagship product, is licensed by approximately 500 customers worldwide who collectively produce an estimated one billion customized pages per month. The fully portable Autograph platform enables cost-effective, just-in-time, on-demand, high volume publishing that is fully automated, capable of quality document composition, and flexible for end-user customization. The Company's products are used in a wide array of computing environments from client/server to large computer systems.

PRODUCTS

     The Company's software products are included in its Autograph architecture, which currently addresses three major functional areas: Document Composition and Assembly, Document Management, and Document Viewing, as described below. All of the Company's software products can be complemented by Professional Services.

     The list price for an initial license fee for CompuSet, the Company's core product, is currently $65,000 for an initial mainframe installation and ranges down to $35,000 for an initial single PC; options currently range from $1,000 to $50,000. The Company licenses its products for one year, after which an annual renewal fee, usually in an amount equal to 15% of the initial license fee, is required for continued use. A typical new sale is currently about $75,000 for software licenses and approximately $25,000 for professional services.

     Document Composition and Assembly

     Composition and Assembly. CompuSet, the Company's flagship product, automates document composition and assembly using data and information in corporate databases. It is the Company's core technology. CompuSet software consists of a rule-based language and a composition engine that provide high speed composition and assembly of complex documents with high typographic and aesthetic levels of quality. Information content is marked with CompuSet tags which, in turn, are defined in logically separate style specifications. Without requiring real-time user interaction, the composition engine then transforms the tagged data and information into finished electronic documents that can be composed and assembled at rates in excess of 50 pages per second, depending on computing configuration and complexity of the document. Document construction facilities are extensive, including the full support of dynamic data driven graphics generation. CompuSet operates on a range of computers and operating systems including mainframes, workstations, network servers and personal computers.

     Data Capture and Setup. Data capture and setup products include CompuPrep and a number of Importers, and prepare data and information for subsequent composition and assembly by CompuSet.

CompuPrep is an optional tool that enables users to capture and tag raw data and information from a variety of sources, including corporate databases, for subsequent processing by CompuSet. It is a high level language that describes the data environment, related data processing and the tagging instructions for CompuSet. Importers accept externally generated document objects, including text, static graphics and scanned images, and convert them into formats compatible with CompuSet. The Importers support Adobe PostScript, Xerox Metacode and TIFF standard for scanned images.

     Document Output and Merge. Emitters transform CompuSet's output into a number of popular Page Description Languages (PDLs) for printing and viewing. The PDLs provide instructions for rendering text, forms, bitmaps, and graphics into documents. The PDL formats currently supported are Xerox Metacode, IBM AFPDS, Adobe PostScript, HP PCLV, Xerox Escape Sequences (XES), Xerox Interpress (DocuTech) and generic line printers. This part of the architecture is extensible and new Emitters can be provided as required. For example, the Company expects to provide support for PDF from Adobe during 1997.

     Application Development Tools. CompuSeries applications development tools run on Microsoft Windows and simplify document design and application prototyping. CompuSeries currently consists of several modules. CompuSpec is a tool for defining document formatting rules. Formatting specifications which are selected from a menu are associated with tags which are referenced in the document data. The results of the selected formatting specifications are visually displayed in a preview window. CompuBuild uses a PC version of CompuSet, combined with an editor to manipulate the tagged document data. CompuBuild supports all the dynamic functions and features of the CompuSet production engine. CompuMerge is a tool used to specify the placement of variable data into fixed document components such as in form-fill applications. CompuView Proof is a document proofing tool used to preview the document layout on the computer screen prior to printing. These tools were integrated into a single Windows application, called CompuSeries II. Recently, the Company announced it will OEM JetForm(R) Corporation's JetForm Design product as well as the JetForm production print drivers for Metacode, DocuPrint and AFP printers, and will integrate it with CompuSeries II.

     Document Management

     Document Management tools provide client/server solutions for the creation, revision and management of document components used in the Company's document automation solutions. They consist of the Document Library Service (DLS) and Desktop Document Manager (DDM). DLS manages the document component creation process required by complex variable documents. In addition, DLS can be used to define complex assembly rules required for interactive or fully automated document composition and assembly with CompuSet. DLS uses a client/server architecture for accessing data and files on a mainframe or network server. Desktop Document Manager (DDM) is the client component of DLS and manages text objects created with Microsoft Word. Text objects are tracked and managed in a multi-author environment by providing access security, revision control and approval levels. DDM also provides a criteria-based document object selection capability for customized or personalized documents. These criteria are then used by DLS to generate a CompuSet-ready tagged data file. The customized or personalized document assembly can be directed to occur in a high-volume fashion on the server or in a just-in-time, on-demand fashion on the local DDM PC.

     Document Viewing

     Document Viewing enables on-line viewing and archiving of electronic documents produced by document automation applications. It consists of the Document Viewing Service (DVS) and CompuView. DVS uses a client/server architecture for the creation and access of electronic document files. DVS is available for a variety of mainframe, Unix and PC platforms. The electronic document files are generated in a format called CCIF, which is optimized for fast, memory-efficient viewing, transport and storage. CCIF files can then be viewed by CompuView. CCIF files consist of three major components: a PDL rendition of the pages for WYSIWYG viewing; various indices for locating documents; and reusable document elements. CCIF files can also be distributed, archived or printed through document distribution and archiving systems offered by third party software developers that have integrated CompuView. CompuView is a Windows application for viewing CCIF files. The view of the document is virtually identical to the printed document. CompuView may also be integrated with third party document retrieval systems. The Company introduced the DVS in October 1995.

     The Company is considering possible future Internet extensions, some of which are not currently under active development. The Company believes that its core technology can be extended to the Internet, intranets and commercial online services and has recently begun initial development activity in this area, although there can be no assurance that such development activity will result in commercially successful products. See "Business -- Research and Development."

PROFESSIONAL SERVICES

     In addition to its software products, the Company provides a comprehensive suite of services which can assist customers in the implementation of enterprise wide and mission critical document automation applications. Professional Services include on-site software installation, customer training programs, telephone support programs and consulting services. Consulting services are currently focusing on assisting in the sale of high margin initial software licenses by providing project management and application development. Eventually, the Company intends to expand Professional Services to include document design, systems design and integration. In addition to consulting services, the Company currently offers introductory-level customer education, which is bundled with CompuSet initial licenses. Additional and advanced classes are provided for additional fees at the Company's headquarters in San Diego and at customer sites. The Company offers advanced and specialized customer education in response to the unique needs of certain customers. The Company believes that expanded Professional Services enables customers to deploy the Company's document automation products more rapidly and effectively, and assist the Company in the development of new products and provide recurring revenue. The Professional Services and support organizations employed a staff of 43 as of December 31, 1996.

SALES AND MARKETING

     The Company's sales and marketing organization targets vertical industry segments that require document automation and high volume document personalization and customization. The Company currently licenses its products using a combination of direct sales and alternate channels. In the United States, the Company markets its products through a direct sales force. Sales representatives are provided with pre-sales technical support by regional application specialists. Sales representatives and the regional application specialists are located in Atlanta, Chicago, Cleveland, Dallas, Minneapolis, New York City, Pittsburgh, Richmond, Raleigh, Sacramento, Orange County, CA, San Antonio, San Diego, San Francisco, Seattle and Washington, D.C. The Company distributes its products through VAR relationships with Xerox Canada, Limited in Canada and Fuji Xerox Co., Ltd. in Australia. The Company's subsidiary, Document Sciences Europe, markets and supports the Company's products in Europe by providing channel management, technical support, consulting and training services, and defining European market and product requirements. The Company licenses its products in Europe through VARs and, to a lesser extent, direct sales. The VARs are principally Rank Xerox Ltd. and other Xerox affiliates who remarket the Company's products. The Company's revenues from export transactions with Xerox affiliates were $1.3 million, $3.1 million and $2.9 million in 1994, 1995 and 1996, respectively. The sales, marketing, consulting and customer support organization employed a staff of 79 as of December 31, 1996.

     The Company intends to expand its sales and marketing organization to provide direct sales and support services throughout the world. Such planned expansion will occur by first addressing the unique product requirements of a region followed by developing indirect sales channels to market in the region. As the Company is able to increase its market presence, it may then augment its alternate channels with a direct sales capability.

     In addition, the Company intends to increase both its product offerings and markets through marketing, sales and distribution and development relationships with other companies. Current relationships include formal and informal marketing and sales alliances with Xerox, IBM, Siemens Nixdorf, Computer Associates, New Dimension, RSD, Data/Ware Development, Data Retrieval and JetForm Corporation. These relation-ships provide sales leads for the Company's products and have extended the Company's sales coverage and networking capabilities.

RESEARCH AND DEVELOPMENT

     In general, the Company's strategy is to build products that augment and extend the document composition and assembly capabilities of its core products. Initially, product development investments were primarily focused on completing the Autograph architecture, which included delivering products for document viewing as well as adding support for additional print environments. In addition, there was a substantial investment in product maintenance and in software integration, testing, and documentation. The Company supplements its product development efforts by reviewing customer feedback on existing products and working with customers and potential customers to anticipate future product needs.

     To date, the Company's Autograph architecture has been applied mainly to document automation applications producing paper based documents. The Company believes that its core technology can be extended to provide document automation for the Internet, intranets, and commercial on-line services. The short-term strategy is to engage this emerging opportunity with two complementary initiatives. First, the Company intends to work closely to define product requirements with existing customers, many of whom have expressed interest in using the Internet in their document automation solutions. Second, the Company intends to develop incremental extensions to Autograph which can be incorporated by current customers into existing document automation products provided by the Company. The Company believes that its core technology can be extended to the Internet, intranets and commercial on-line services, and has only recently begun initial development activity in this area. There can be no assurance that the Company will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that new products will achieve market acceptance.

     The development organization is composed of self-directed teams, in which representatives from various disciplines within the Company collectively take responsibility for the development and delivery of each new feature or product. The development process includes early review of prototypes and demonstrations to incorporate customer feedback and provide an opportunity for management review. A formal sequence of project phases organizes the development and review process for each team. The Company has a formal release planning process for an annual maintenance release, and delivers interim versions as needed to support its customers. The development organization maintains a database of all customer and internal requests which forms the basis for release planning.

     The Company expects to continue to enhance its existing products and to develop new products, particularly as they relate to electronic publishing applications. Research and development expenditures have grown substantially since the Company's inception. Such expenditures were $1.0 million in 1994, $1.7 million in 1995 and $2.3 million in 1996. These amounts do not include product support activities. The development organization has grown from 15 people in 1994, to 22 in 1995 and 32 in 1996. The Company employs independent contractors as needed to supplement the permanent development staff.

COMPETITION

     The market for the Company's document automation products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's software products are targeted at document intensive organizations that require the ability to produce large quantities of customized and personalized documents in paper or electronic form. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition in a number of its vertical markets, including Image Sciences, which is partially owned by Xerox, and FormMaker Software, Inc. in the insurance industry, M&I Data Services, Inc. in banking and financial services and Group 1 Software, Inc. in commercial direct mailing, and (iii) direct competitors such as IBM's Direct Composition Facility (DCF) and Group 1's recently introduced DOC1 product. The Company faces market resistance from the large installed base of legacy systems because of the reluctance of these customers to commit the time and effort necessary to convert their document automation processes to the Company's document automation software. Several of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, greater name recognition and a larger installed base of customers.

     It is also possible that the Company will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft Corporation and Adobe Corporation, and from large corporations providing database management software solutions, such as Oracle Corporation. In addition, Xerox, either directly or through affiliated entities, could compete with the Company. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources than the Company could attempt to enter or increase their presence in the Company's market either independently or by acquiring or forming strategic alliances with competitors of the Company or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     The Company believes that the principal competitive factors affecting its market include products performance and functionality, ease of use, scalability, operation across multiple computer and operating system platforms, product and company reputation, client service and support, and price. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and future competitors or that the Company will be successful in the face of increasing competition from new products or solutions introduced by existing competitors or by new companies entering the market. Further, there can be no assurance that the Company can maintain its position against current and future competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success is dependent, in part, on its ability to protect its proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

     Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements.

Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1996 the Company had 126 employees including 79 in sales, marketing, consulting and customer support, 32 in research and development, and 15 in finance and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intensive. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel.

CERTAIN ADDITIONAL BUSINESS RISKS

     The Company's business, financial condition and operating results may be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

     Limited Operating History. The Company was incorporated in October 1991 as a wholly-owned subsidiary of Xerox, and Xerox currently owns approximately 63% of the Company's outstanding shares of Common Stock. The Company's limited operating history makes the prediction of future operating results difficult, and the Company's operating history during prior periods cannot necessarily be regarded as indicative of the Company's prospects as an independent company, especially in light of the Company's investments in sales, marketing, professional services and development infrastructure. Accordingly, although the Company has experienced revenue growth in recent years, there can be no assurance that the Company will sustain such growth in revenues, if any, or that the Company will remain profitable on a quarterly or annual basis.

     Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. The Company's total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. The Company's revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the level of commissions on the sale of Xerox printers under the strategic marketing alliance between the Company and Xerox, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic conditions. In addition, the Company's sales generally reflect a relatively high amount of revenues per order, and the loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly operating results of the Company. Moreover, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to twelve months from the initial customer contact.

     The Company's initial software license products generally are shipped as orders are received. As a result, initial license fee revenues are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede increased revenues, the Company's operating results would be materially adversely affected.

     The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer purchasing patterns and the Company's expense patterns. The Company believes that fourth quarter revenues are positively impacted by year-end capital purchases by large corporate customers and strong fourth quarter sales of printers by Xerox (which may generate sales of the Company's products), as well as the Company's sales compensation plans. As reflected in the fourth quarter of 1996, these seasonal factors have historically resulted in fourth quarter revenues being substantially higher than revenues in the preceding three quarters, as well as being higher than revenues in each of the first two quarters of the next year. In addition, a significant amount of the Company's revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of the third month.

     As a result of these factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Expansion of Sales and Distribution Channels" below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Control by Xerox. Xerox owns approximately 63% of the outstanding shares of Common Stock of the Company. Xerox has not expressed to the Company any present intention to sell additional shares of the Company's Common Stock following completion of the offering. Consequently, Xerox will control the Company, be able to elect the entire Board of Directors of the Company and continue to have significant input into the Company's operations. In addition, Xerox will be able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of the assets of the Company. The voting power of Xerox could have the effect of delaying or preventing a change in control of the Company, and may prevent or discourage tender offers for the Company's Common Stock at a premium price by another person or entity. At present, Xerox affiliates hold three of the six seats on the Company's Board of Directors. See "Reliance on Relationships with Xerox; Lack of Independent Sales and Marketing Channels" below.

     Reliance on Relationships with Xerox; Lack of Independent Sales and Marketing Channels. The Company currently has a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a Strategic Marketing Alliance Agreement, a Transfer and License Agreement and various distribution agreements. The Company relies on these relationships and agreements for a significant portion of its total revenues. In 1994, 1995 and 1996, total revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.9 million, $3.9 million and $4.2 million, representing 27%, 37% and 28% of the Company's total revenues, respectively. In addition, through December 31, 1995 substantially all of the Company's domestic license revenues were dependent on sales leads generated as a result of the Company's relationship with Xerox and a substantial portion of the Company's international revenues were made through distributors and distribution channels affiliated with Xerox. Further, the commissions received by the Company from sales of Xerox printers under the strategic marketing alliance, which were $490,400, $752,000 and $1.4 million in 1994, 1995 and 1996, respectively, have little or no associated costs, have contributed a substantial portion of the Company's income from operations and net income for certain prior operating periods, have had a high degree of inconsistency from quarter to quarter and are difficult to estimate. Failure to continue to receive such commissions would have a material adverse effect on the Company's business, operating results and financial condition. Although neither Xerox nor its affiliated entities has expressed to the Company any intention to terminate their respective agreements with the Company, these agreements generally may be terminated on no more than 90 days' notice. Accordingly, there can be no assurance that Xerox or its affiliates will continue these relationships or, if they do, that they will be on terms favorable to the Company. Furthermore, there can be no assurance that existing and potential customers will not be deterred by the existence of these relationships or by the historical ties between the Company and Xerox and its affiliates. Though the Company intends to continue its existing relationships with Xerox, the Company's strategy is to lessen its dependence on Xerox. However, there can be no assurance that the Company will be able to do so and, because of the Company's current level of dependence on Xerox, there can be no assurance that the Company's transition to a more independent company will not adversely affect its business, financial condition or results of operations. The failure by the Company to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Expansion of Sales and Distribution Channels" below.

     Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now or in the future may be a competitor of the Company. Xerox could in the future expand these relationships or enter into additional ones, and as a result the Company's business could be materially adversely affected. There can be no assurance that Xerox or one of its affiliated companies will not engage in business directly competitive with the Company. In addition, Xerox has on-going internal development activities which could in the future lead to products that compete with the Company.

     Expansion of Sales and Distribution Channels. The Company has substantially increased expenditures in support of its strategy to expand its global marketing, sales and customer support infrastructure in order to expand the market for the Company's products by providing direct sales and support services and increased channel distribution throughout the major markets of the world. Through this expansion, the Company hopes to lessen its dependence on Xerox and certain Xerox affiliates. In addition, the Company intends to increase both its product offerings and markets through marketing, sales and distribution and development relationships with other companies. The Company intends to increase the number of these strategic relationships as well as form alliances with system integrators and consultants. Whether the Company can successfully generate its own sales leads, introduce new products and enter into new markets will depend on its ability to expand its direct sales and support services, expand its indirect channel distribution, and increase its relationships and alliances with other companies. As a result of its planned expansion, the Company has and will continue to incur significant costs to build such corporate infrastructure ahead of anticipated revenues, and any failure to achieve growth in revenues in excess of increased expenses would have a material adverse affect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to successfully expand its direct sales and support services force, expand its indirect channel distribution, or establish or maintain successful third party relationships. Any failure to do so will have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Success of New Products and Expansion of Professional Services. The Company's Autograph architecture has been applied mainly to document automation applications producing paper based documents. The Company believes its core technology can be extended to address applications requiring the delivery of customized and personalized electronic documents over electronic networks such as the Internet, intranets or commercial on-line services.

     The Company began shipping Document Viewing Service (DVS), an optional on-line viewer for electronic documents produced by document automation application in October 1995. Document Library Services (DLS), an optional document management tool, was released for general availability in September 1996. Prior to September 1996, DLS was in a limited release, with certain configurations still in beta testing. Revenues for DVS were $1.26 million in 1996. Revenues for DLS were $1.0 million in 1996. Revenues for DVS and DLS were insignificant in 1995.

     In addition, the Company is increasing its focus on the consulting services component of its Professional Services to assist customers in the planning and implementation of enterprise-wide, mission critical document automation applications. The Company has directed a significant amount of its product development expenditures to the on-going development of DVS and DLS and plans to devote a significant amount of future sales and marketing resources to the full commercial introduction of DVS and DLS.

     The Company believes that the long-term growth of license and service revenue will be dependent, in part, upon the success of DVS, DLS and the expansion of Professional Services. The Company has limited experience in developing new products. Because of such limited experience, there can be no assurance that DVS and DLS will not require substantial software enhancements or modifications to satisfy performance requirements of clients or to correct design defects. Further, there can be no assurance that the Company will be successful in expanding its consulting services as part of its Professional Services. If clients experience significant problems with implementation of the software or are otherwise dissatisfied with the functionality or performance of DVS and DLS, or if DVS or DLS fails to achieve market acceptance for any reason, or if the Company fails to successfully expand its Professional Services, the Company's business, operating results and financial condition will be materially adversely affected.

     Lengthy Sales and Implementation Cycles. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle, typically between three and twelve months, to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products by customers involves a significant commitment of resources by such customers over an extended period of time, and is commonly associated with substantial customer business process reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business and results of operations and cause the Company's operating results to vary significantly from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Product Concentration. The Company derived 73.9% of its initial license revenues from licenses of CompuSet and related CompuSet option products in 1996. Initial license fees from DVS and DLS comprised 14.7% and 11.4%, respectively, in 1996. As a result, factors adversely affecting the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolesce of the hardware or software environments in which the Company's products run, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the CompuSet software and related products. There can be no assurance that the Company will continue to be successful in developing and marketing CompuSet products and related services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Industry Concentration. Licenses to end users in the insurance and commercial print services industries for 1994, 1995 and 1996 accounted for 65%, 61% and 55%, respectively, of total revenues. The future success of the Company will depend on its ability to continue to successfully market its products in such industries, and to successfully market its products in other industries. The failure of the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on New Products and Product Enhancements. The Company's future business, operating results and financial condition will continue to depend upon its ability to develop new products that address the future needs of its target markets and to respond to emerging industry standards and practices. The Company believes that its core technology can be extended to the Internet, intranets and commercial on-line services, and has only recently begun initial development activity in this area. There can be no assurance that the Company will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all, or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements, including DVS and DLS, may result in client dissatisfaction and delay or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. In order to provide its customers with integrated product solutions, the Company's future success will also depend in part upon its ability to maintain and enhance relationships with its technology partners, such as Computer Associates and Data Retrieval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     International Operations. Revenues from export sales, including sales through its foreign subsidiary accounted for 26%, 42% and 34% of the Company's total revenues in 1994, 1995 and 1996, respectively. The Company's wholly owned subsidiary, Document Sciences Europe, markets and supports the Company's products in Europe. The Company licenses its products in Europe through value added resellers and to a lesser extent, direct sales. The value added resellers are principally Xerox affiliates who re-market the Company's products. In Australia and Canada, the Company distributes its products through Fuji Xerox Co., Ltd. and Xerox Canada, Limited, respectively. Revenues generated by these Xerox affiliates were $1.3 million, $3.1 million and $2.9 million in 1994, 1995 and the 1996, respectively. In 1994 and 1995, a substantial portion of the Company's revenues from export sales were generated through entities affiliated with Xerox. In order to successfully expand export sales, the Company must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international export sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of and the Company's limited experience in localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. A portion of the Company's business is conducted in currencies other than the U.S. dollar, primarily the French franc. Although to date exchange rate fluctuations have not had a significant impact on the Company, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar could cause currency transaction gains and losses in future periods. The Company does not currently engage in currency hedging transactions, and there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on international revenues and thus the Company's business, operating results or financial condition. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, the Company's results of operations. See "Control by Xerox" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Emerging Markets for Document Automation Software. The market for document automation software is relatively new, intensely competitive, highly fragmented, underdeveloped and subject to rapid change. Marketing and sales techniques in the document automation software marketplace, as well as the bases for competition, are not well established. There can be no assurance that the market for document automation software will develop or that, if it does develop, organizations will adopt the Company's products. The Company has spent, and intends to continue to spend, significant resources educating potential customers about the benefits of its products. However, there can be no assurance that such expenditures will enable the Company's products to achieve further market acceptance, and if the document automation software market fails to develop or develops more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, the commercial market for document automation of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of the Company's products designed for this market will depend, in part, on their compatibility with such services. It is difficult to predict with any assurance whether the Internet, intranets and commercial on-line services will prove to be a viable commercial marketplace or whether the demand for related products and services will increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of the Company's products and services and the introduction of new products and services, there can be no assurance that the Company will be able to effectively or successfully compete in this emerging market.

     Management of Change; Dependence Upon Key Personnel. The Company has recently experienced a period of growth in total revenues. The Company's ability to compete effectively and to manage future change will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom are parties to employment agreements with the Company. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly-qualified product development, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future. See "Control by Xerox" above.

     Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of professional services rendered by the Company brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     Risk of Product Defects. Software products as complex as those offered by the Company, particularly the Company's new DVS and DLS products, may contain undetected defects or errors when first introduced or as new versions are released. As a result, the Company could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, the Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company's business has not been adversely affected by any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which would have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES.

     The Company's principal administrative, sales, marketing, training, and research and development facilities occupy approximately 15,000 square feet in San Diego, California, pursuant to a lease which expires on January 31, 2000. The Company recently signed an amendment to the lease of facilities in San Diego, which expands the square footage to 33,102 and extends the expiration date to February 28, 2002, on essentially the same terms. In addition, the Company's subsidiary in France occupies approximately 3,500 square feet of office space with a renewable lease expiring in February 1999. Sales representatives and field technical support personnel operate from their homes.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

     Executive Officers of the Company

     The executive officers of the Company and their ages, as of March 1, 1997 are as follows:

               NAME                    AGE                         POSITION
-----------------------------------    ---     ------------------------------------------------
Tony N. Domit......................    59      President, Chief Executive Office and Director
Barbara E. Amantea.................    52      Vice President, Chief Financial Officer,
                                               Treasurer and Secretary
Thomas Anthony.....................    61      Vice President, Sales
Peter L. Bradshaw..................    41      Vice President, Development
Daniel J. Fregeau..................    40      Vice President, Marketing

     Tony N. Domit, a Company founder, has served as President, Chief Executive Officer and Director since the Company's inception in October 1991. Previously, he was an Executive Consultant with Xerox Technology Ventures. From 1990 to 1991, Mr. Domit was President and CEO of Advanced Workstations Products, Inc., a wholly-owned Xerox subsidiary. Prior to AWPI, Mr. Domit was employed by Xerox Corporation for 22 years in a variety of Vice Presidential and managerial positions, primarily in the areas of product development and marketing. His Xerox-related experiences were in that company's electronic printing, publishing, workstation and networking businesses. Prior to Xerox, Mr. Domit was an engineer with Scientific Data Systems, Ampex Computer Products, and Litton Industries. Mr. Domit is a director of DataWorks Corporation.

     Barbara E. Amantea has served as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since the Company's inception in 1991. Prior to the formation of the Company, Ms. Amantea served for nine months as a financial consultant with Xerox Technology Ventures. From 1990 to 1991, Ms. Amantea was Chief Financial Officer of Advanced Workstation Products, Inc., a wholly-owned subsidiary of Xerox Corporation. From 1988 to 1990, Ms. Amantea was Chief Financial Officer of Segue Software, Inc., a provider of automated testing software. From 1977 to 1987, Ms. Amantea was Controller and Corporate Secretary to Interactive Systems Corporation, a developer and supplier of UNIX operating systems, which was subsequently acquired by Kodak Corporation.

     Daniel J. Fregeau has served as Vice President, Marketing since 1994. From 1992 to 1994, Mr. Fregeau served as Vice President, Sales for the Company. Prior to joining the Company, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, Mr. Fregeau held several positions with Xerox Corporation's Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager, and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

     Thomas Anthony has served as Vice President, Sales since June 1994. Prior to joining the Company, Mr. Anthony was Executive Vice President, Marketing and Sales for Innovatech, Inc. from 1992 to 1994, Acer America from 1990 to 1992, Sweda International from 1987 to 1990, and Frame Technologies from 1986 to 1987. Mr. Anthony was Vice President, Sales for Altos Computer Systems from 1983 to 1986 and Vice

President Marketing and Sales from 1979 to 1983 for Onyx Systems. Prior to Onyx, Mr. Anthony was with National Semiconductor as a Vice President and founder of the Datachecker Systems Business Unit.

     Peter L. Bradshaw has served as Vice President of Development since March, 1994. Prior to joining the Company, Mr. Bradshaw was manager of the Application Software Team at Xerox from 1989 to 1994, where he was responsible for integrating high volume printers with application software. From 1982 to 1989, Mr. Bradshaw worked in Xerox' Workstation Business Unit where he managed the development team responsible for the graphical user interface for the 6085 Workstation. From 1977 to 1980, Mr. Bradshaw was at Bell Telephone Laboratories in system development.

     Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any directors or executive officers of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated by reference to the inside back cover of the Company's 1996 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference to page 1 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed in "Certain Additional Business Risks" on pages 7 through 12. Readers are cautioned not to place undue reliance on these forward-looking statements, and the Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Document Sciences Corporation develops, markets and supports a family of document automation software and services used in high volume electronic publishing applications. The Company was incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox Corporation ("Xerox"), and following the Company's initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 63%.

INITIAL PUBLIC OFFERING

     In September 1996, the Company completed an initial public offering ("IPO") in which 2,645,000 shares of its Common Stock were sold, including 462,500 shares which were sold by certain selling stockholders, at $12.00 per share. The IPO generated net proceeds to the Company of approximately $23.33 million.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Revenues

     Total revenues were $15.3 million, $10.5 million and $7.2 million in 1996, 1995 and 1994, respectively, representing increases of 46% from 1995 to 1996 and 47% from 1994 to 1995. The Company's revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees are comprised principally of license fees for the first year of use of the Company's products by end user customers. Annual renewal license and support fees are comprised principally of mandatory fees paid by customers annually for continued use and support of the licensed products. Services and other revenues are comprised principally of fees for consulting, application development and training services performed by the Company as well as fees received from Xerox in connection with the sale of certain Xerox printer products. The Company recognizes revenue in accordance with AICPA Statement of Position on Software Revenue Recognition No. 91-1. Initial license revenue is recognized upon shipment of the product to customers if no significant Company obligations remain and collection of the receivable is deemed probable. The portion of the initial license revenue which represents the software support for the first year is deferred and recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting and training services are recognized as the related services are performed.

     The growth of total revenue in each year was due primarily to increased numbers of initial software license customers and growth in services and other revenue, and to the expansion of the Company's sales force and product consultants.

     The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary were $5.2 million, $4.4 million and $1.9 million in 1996, 1995 and 1994, respectively, representing increases of 18% from 1995 to 1996 and 132% from 1994 to 1995. The growth in export sales from 1994 to 1995 was due primarily to expansion of the value added reseller channel in Europe. The growth in export sales from 1995 to 1996 was the result of new customers licensing the Company's products. Revenue from export sales were 34%, 42% and 26% of total revenue for the 1996, 1995 and 1994, respectively. The increase in export sales as a percentage of total revenue in 1995 relative to 1994 was the result of establishing a subsidiary in Europe to focus on serving the European market. In 1996, export revenue declined as a percentage of total revenue principally because of reduced sales in Australia and Canada.

     The Company and Xerox maintain a strategic marketing alliance agreement under which the parties have agreed to pay each other fees on referrals that lead to the successful licensing or sales of each other's products. The Company's revenues from the strategic marketing alliance, principally commissions from sales of Xerox printers, were $1.4 million, $752,000 and $490,400 for 1996, 1995 and 1994, respectively. These commissions were 9% of total revenue in 1996 and 7% of total revenue in 1995 and 1994. Failure to continue to receive such commissions would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements relating to the licensing, maintenance and support of the Company's products were $2.9 million, $3.1 million and $1.3 million in 1996, 1995 and 1994, respectively. The decrease in revenues from Xerox foreign affiliates in 1996 relative to 1995 was the result of reduced sales by affiliates in Australia and Canada. Revenues from affiliates in Europe increased 3% from 1996 to 1995.

     Initial license fees. Initial license fee revenues were $8.6 million, $6.3 million and $4.4 million in 1996, 1995 and 1994, respectively, representing increases of 36% from 1995 to 1996 and 42% from 1994 to 1995. Initial license revenues as a percentage of total revenue were 56%, 60% and 62%, in 1996, 1995 and 1994, respectively. The growth in initial license revenues in each period was attributable to increases in both the size of licensing transactions and the number of new customers. To a lesser extent, growth in 1996 was the result of introduction of the Company's new products, Document Viewing Services and Document Library Services.

     Annual renewal license and support fees. Revenues from annual renewal licenses were $2.4 million, $1.9 million and $1.5 million for 1996, 1995 and 1994, respectively, representing increases of 25% from 1995 to 1996 and 28% from 1994 to 1995. The increase in both periods was principally due to the increase in the installed base of users of the Company's software products. As a percentage of total revenue, annual renewal license and support fees were 16%, 18% and 21% in 1996, 1995 and 1994, respectively. The decrease of annual renewal license and support fees as a percentage of total revenue resulted from the greater rate of increase in revenue derived from initial license fees and services and other.

     Services and other. Revenues from services and other were $4.3 million, $2.3 million and $1.2 million in 1996, 1995 and 1994, respectively, representing increases of 90% from 1995 to 1996 and 86% from 1994 to 1995. The increase in each period was principally due to the increased number of new customer licenses of the Company's software generating increased demand for services as well as the increasing scope of professional services offered, and the increase in commissions from $752,000 to $1.4 million from 1995 to 1996 and $490,400 to $752,000 from 1994 to 1995, respectively, under the strategic marketing alliance for the sale of Xerox printer products. Revenues from services and other were 28%, 22% and 17% of total revenues in 1996, 1995 and 1994, respectively.

     Cost of Revenues

     Cost of initial license fees. Cost of initial license revenues were $696,000, $351,000 and $274,000 in 1996, 1995 and 1994, respectively, representing 8%, 6% and 6% of initial license revenues in 1996, 1995 and 1994, respectively. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel, the cost of third party software and amortization of previously capitalized software development costs. The increase of cost of initial licenses as a percentage of initial license revenues was primarily the result of increased payments for third party software integrated into the Company's Document Library software products.

     Cost of annual licenses renewals. Cost of annual licenses renewals consists principally of the employment-related costs for the Company's technical support staff, which performs technical software support services. Cost of annual licenses renewal revenues was $497,000, $370,000 and $267,000 in 1996, 1995 and 1994, respectively, representing 21%, 19% and 18% of annual licenses renewal revenues. These costs increased as a result of the increases in personnel to support the expansion of the installed base of users of the Company's software products and the increased product offerings of the Company.

     Cost of services and other. Cost of services and other revenues were $1.1 million, $424,000 and $192,000 in 1996, 1995 and 1994, respectively, representing 25%, 19% and 16% of services and other revenue. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance. The increase in cost of services and other revenues resulted principally from the additional staffing to perform the Company's professional services.

     Research and development. Research and development expenses were $2.3 million, $1.7 million and $1 million in 1996, 1995 and 1994, respectively, representing increases of 34% from 1995 to 1996 and 67% from 1994 to 1995. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. As a percentage of total revenue, research and development expenses were 15%, 17% and 15% in 1996, 1995 and 1994 respectively. The Company anticipates that it will continue to direct significant resources to development and enhancement of products.

     The Company expenses all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of production are capitalized until general release of the product. The capitalized costs of software production are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. The Company capitalized software development expenses of $104,000, $291,000 and $164,000 in 1996, 1995 and 1994, respectively. The increase in capitalized software development expenses in 1995 compared to 1994, and subsequent reduction from 1995 compared to 1996 was the result of the Company's development of the Document Viewing Services product during 1995.

     Selling, and marketing. Selling and marketing expenses were $7.4 million, $4.4 million and $2.8 million in 1996, 1995 and 1994, respectively, representing increases of 67% from 1995 to 1996 and 60% from 1994 to 1995. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The increase for both periods was the result of adding personnel to increase geographic coverage of the selling organization and, to a lesser extent, the higher commissions associated with increased revenues. The increase in 1995 compared to 1996 was also the result of adding employees to develop and deliver the professional services. Selling and marketing expenses were 48%, 42% and 39% of total revenues in 1996, 1995 and 1994, respectively.

     General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, and general corporate management and services. General and administrative expenses were $1.7 million in 1996, $1.5 million in 1995 and $1.3 million in 1994 representing 11%, 14% and 18% of total revenue in 1996, 1995 and 1994, respectively. The increase in general and administrative expenses in absolute dollars was the result of growth in the finance and administrative operations to support the growth of the Company. The decrease of these expenses as a percentage of total revenues reflects the benefits of economies of scale.

     Interest income (expense), net. Interest income (expense) is primarily composed of interest income from cash and cash equivalents and short term investments offset by financing charges related to equipment leases and other debt. Interest income (expense), net was $318,000, $5,000 and $(9,000) in 1996, 1995 and 1994, respectively. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in September 1996.

     Provision for income taxes. Effective tax rates were approximately 31%, 38% and 47% in 1996, 1995 and 1994, respectively. These rates differ from the federal statutory rate primarily due to recognition of a net operating loss carryforward from the Company's foreign subsidiary. From its inception to September 19, 1996, the Company's taxes were included in the consolidated tax returns of Xerox Corporation. For reporting purposes, the Company recognized income tax expense on pretax income at the tax rates in effect as if the Company were filing tax returns on a stand-alone basis.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company's total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. The Company's revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic conditions. In addition, the Company's sales generally reflect a relatively high amount of revenues per order, and, therefore, the loss or delay of individual orders could have a significant impact on revenues and quarterly operating results of the Company. In addition, a significant amount of the Company's revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

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

LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company completed its IPO and received net proceeds of approximately $23.33 million.

     At December 31, 1996, the Company had $25.6 million in cash, cash equivalents and short-term investments. The Company has an agreement with a bank that provides a working capital line of credit at the bank's prime rate. The agreement, which expires in July 1997, allows maximum borrowings of the lesser of $2.5 million or 75% of eligible accounts receivable. At December 31, 1996, the Company had no outstanding borrowings under this agreement.

     Net cash provided by operating activities was $1.7 million, $1.2 million and $1.3 million in 1996, 1995 and 1994, respectively. Net cash used in investing activities was $23.8 million, $589,000 and $411,000 in 1996, 1995 and 1994, respectively. In 1996, net cash used in investing activities was primarily used for purchase of short term investments and to a lesser extent, for the purchase of fixed assets. In 1995 and 1994, net cash used in investing activities was primarily used for the purchase of fixed assets. Net cash provided by financing activities in 1996 was $23.3 million, primarily from net proceeds from the initial public offering of the Company's common stock. In 1995 net cash provided by financing activities was $27,000, primarily from issuance of the Company's common stock pursuant to exercise of options granted under the Employee Stock Option Plan, offset by payments of capital lease obligations. Net cash used for financing activities in 1994 was primarily for repayment of bank notes.

     With the exception of plans to undertake capital spending to expand the corporate facilities in the first quarter of 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

     The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least through the next twelve months. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in its ordinary course of business, potential investments such as businesses, products or technologies. The Company has no current understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Election of Directors -- Nominees" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Form 10-K:

          1. Financial Statements. The following consolidated financial statements, and related notes thereto, of the Company and the Report of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page 22 of this Report.

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Balance Sheets -- December 31, 1996 and 1995

          Consolidated Statements of Income -- Fiscal Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity -- Three Year Period Ended December 31, 1996

          Consolidated Statements of Cash Flows -- Fiscal Years Ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          2. Financial Statement Schedule. The following financial statement schedule of the Company for the fiscal years ended December 31, 1996, 1995 and 1994 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

             Schedule II Valuation and Qualifying
        Accounts---------------------------------------S-1

             Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits:  See Item 14(c) below.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedules.  See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March 1997.

                                          DOCUMENT SCIENCES CORPORATION

                                          By:        /s/  TONY N. DOMIT
                                            ------------------------------------
                                                       TONY N. DOMIT
                                               President and Chief Executive
                                                           Officer
Dated: March 21, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tony N. Domit and Barbara E. Amantea and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURES                                 TITLE                         DATE
-----------------------------------    -------------------------------------    ---------------

         /s/ TONY N. DOMIT             President and Chief Executive Officer
-----------------------------------    (principal executive officer)
           Tony N. Domit                                                        March 21, 1997
      /s/ BARBARA E. AMANTEA           Vice President, Chief Financial
-----------------------------------    Officer and Secretary (principal
        Barbara E. Amantea             financial and accounting officer)        March 21, 1997
        /s/ ROBERT V. ADAMS            Chairman of the Board of Directors
-----------------------------------
          Robert V. Adams                                                       March 21, 1997
       /s/ COLIN J. O'BRIEN            Director
-----------------------------------
         Colin J. O'Brien                                                       March 21, 1997
       /s/ JAMES J. COSTELLO           Director
-----------------------------------
         James J. Costello                                                      March 21,1997
       /s/ THOMAS L. RINGER            Director
-----------------------------------
         Thomas L. Ringer                                                       March 21, 1997
                                       Director
-----------------------------------
          Barton L. Faber

                         DOCUMENT SCIENCES CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors....................................     F-1
Consolidated Balance Sheets..........................................................     F-2
Consolidated Statements of Income....................................................     F-3
Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity.......     F-4
Consolidated Statements of Cash Flows................................................     F-5
Notes to Consolidated Financial Statements...........................................     F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Document Sciences Corporation

     We have audited the accompanying consolidated balance sheets of Document Sciences Corporation as of December 31, 1995 and 1996, and the related consolidated statements of income, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

San Diego, California
January 22, 1997

                         DOCUMENT SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1995           1996
                                                                     ----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents........................................  $1,271,120     $ 2,465,694
  Short-term investments...........................................          --      23,142,885
  Accounts receivable, less allowance for doubtful accounts of
     $22,957 and $227,112 in 1995 and 1996, respectively...........   2,152,732       2,257,025
  Due from affiliates..............................................   1,612,600       2,377,364
  Deferred income taxes............................................      79,200         170,700
  Other current assets.............................................     164,233         232,304
                                                                     ----------     -----------
Total current assets...............................................   5,279,885      30,645,972
Property and equipment, net........................................     632,225         998,203
Computer software costs, net of accumulated amortization of
  $280,719 and $384,785 in 1995 and 1996, respectively.............     377,172         377,342
                                                                     ----------     -----------
                                                                     $6,289,282     $32,021,517
                                                                     ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................  $  328,609     $   698,711
  Accrued compensation.............................................     444,409         831,541
  Other accrued liabilities........................................     130,487         457,492
  Deferred revenue.................................................   1,596,965       2,477,723
  Current income tax payable to affiliate..........................   1,382,100         311,000
  Current portion of obligations under capital leases..............      44,100          62,439
                                                                     ----------     -----------
Total current liabilities..........................................   3,926,670       4,838,906
Obligations under capital leases...................................      98,500         115,740
Deferred income taxes..............................................     157,000         156,500
Commitments
Series A Redeemable Preferred Stock, $.001 par value; 6,000,000 shares authorized, issued and outstanding at December 31, 1995;
  2,000,000 shares authorized, no shares issued and outstanding at
  December 31, 1996; liquidation preference of $2,000,000 in
  1995.............................................................   1,250,750              --
Stockholders' equity
  Common stock, $.001 par value;
  Authorized shares -- 30,000,000
  Issued and outstanding shares -- 1,311,423 in 1995 and 10,722,168
     in 1996.......................................................       1,311          10,722
  Deferred compensation............................................          --        (351,473)
  Unrealized gain on short-term investments........................          --          13,222
  Additional paid-in capital.......................................     110,550      25,382,203
  Retained earnings................................................     744,501       1,855,697
                                                                     ----------     -----------
Total stockholders' equity.........................................     856,362      26,910,371
                                                                     ----------     -----------
                                                                     $6,289,282     $32,021,517
                                                                     ==========     ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1994           1995           1996
                                                         ----------     ----------     ----------
Revenues:
  Initial license fees (including $1,098,400,
     $2,518,700 and $2,289,300 from affiliates in 1994,
     1995 and 1996, respectively)......................  $4,425,970     $6,299,230     $8,593,220
  Annual renewal license and support fees (including
     $312,800, $461,500 and $476,500 from affiliates in
     1994, 1995 and 1996, respectively)................   1,521,389      1,942,353      2,420,780
  Services and other (including $528,000, $934,700 and
     $1,456,000 from affiliates in 1994, 1995 and 1996,
     respectively).....................................   1,223,897      2,270,460      4,305,294
                                                         ----------     ----------     ----------
Total revenues.........................................   7,171,256     10,512,043     15,319,294
Cost of revenues:
  Initial license fees.................................     273,667        350,860        695,750
  Annual renewal license and support fees..............     266,902        369,732        496,871
  Services and other...................................     191,865        423,888      1,092,219
                                                         ----------     ----------     ----------
Total cost of revenues.................................     732,434      1,144,480      2,284,840
                                                         ----------     ----------     ----------
Gross profit...........................................   6,438,822      9,367,563     13,034,454
Operating expenses:
  Research and development.............................   1,044,761      1,747,194      2,336,252
  Selling and marketing (including $113,500, $167,200
     and $180,600 to affiliates in 1994, 1995 and 1996,
     respectively).....................................   2,765,414      4,415,158      7,359,336
  General and administrative...........................   1,274,847      1,519,865      1,673,928
                                                         ----------     ----------     ----------
Total operating expenses...............................   5,085,022      7,682,217     11,369,516
                                                         ----------     ----------     ----------
Income from operations.................................   1,353,800      1,685,346      1,664,938
Interest income (expense), net.........................      (9,125)         5,079        317,508
                                                         ----------     ----------     ----------
Income before provision for income taxes...............   1,344,675      1,690,425      1,982,446
Provision for income taxes.............................     632,900        638,400        621,500
                                                         ----------     ----------     ----------
Net income.............................................  $  711,775     $1,052,025     $1,360,946
                                                         ==========     ==========     ==========
Net income per share...................................  $     0.09     $     0.13     $     0.14
                                                         ==========     ==========     ==========
Shares used in per share calculation...................   8,256,165      8,291,732      9,490,747
                                                         ==========     ==========     ==========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                                                     STOCKHOLDERS' EQUITY
                                                                      --------------------------------------------------
                                             SERIES A REDEEMABLE
                                               PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                          -------------------------   ---------------------     PAID-IN       DEFERRED
                                            SHARES        AMOUNT        SHARES      AMOUNT      CAPITAL     COMPENSATION
                                          -----------   -----------   -----------   -------   -----------   ------------
Balance at December 31, 1993............    6,000,000   $   584,750         3,000   $     3   $    45,593    $       --
  Accretion on Series A Redeemable
    Preferred Stock.....................           --       333,000            --        --            --            --
  Net income............................           --            --            --        --            --            --
                                           ----------   -----------    ----------   -------   -----------     ---------
Balance at December 31, 1994............    6,000,000       917,750         3,000         3        45,593            --
  Issuance of common stock upon exercise
    of options..........................           --            --     1,308,423     1,308        64,957            --
  Accretion on Series A Redeemable
    Preferred Stock.....................           --       333,000            --        --            --            --
  Net income............................           --            --            --        --            --            --
                                           ----------   -----------    ----------   -------   -----------     ---------
Balance at December 31, 1995............    6,000,000     1,250,750     1,311,423     1,311       110,550            --
  Issuance of common stock upon initial
    public offering.....................           --            --     2,182,500     2,183    23,331,329            --
  Issuance of common stock upon exercise
    of options..........................           --            --        88,245        88         6,964            --
  Accretion on Series A Redeemable
    Preferred Stock.....................           --       249,750            --        --            --            --
  Deferred compensation.................           --            --            --        --       440,000      (440,000)
  Amortization of deferred
    compensation........................           --            --            --        --            --        88,527
  Redemption of Series A Redeemable
    Preferred Stock.....................   (6,000,000)   (1,500,500)    7,140,000     7,140     1,493,360            --
  Unrealized gain on short-term
    investments.........................           --            --            --        --            --            --
  Net income............................           --            --            --        --            --            --
                                           ----------   -----------    ----------   -------   -----------     ---------
Balance at December 31, 1996............           --   $        --    10,722,168   $10,722   $25,382,203    $ (351,473)
                                           ==========   ===========    ==========   =======   ===========     =========


                                          UNREALIZED
                                            GAIN ON      RETAINED
                                          SHORT-TERM     EARNINGS
                                          INVESTMENTS   (DEFICIT)       TOTAL
                                          -----------   ----------   -----------
Balance at December 31, 1993............    $    --     $ (353,299)  $  (307,703)
  Accretion on Series A Redeemable
    Preferred Stock.....................         --       (333,000)     (333,000)
  Net income............................         --        711,775       711,775
                                            -------     ----------   -----------
Balance at December 31, 1994............         --         25,476        71,072
  Issuance of common stock upon exercise
    of options..........................         --             --        66,265
  Accretion on Series A Redeemable
    Preferred Stock.....................         --       (333,000)     (333,000)
  Net income............................         --      1,052,025     1,052,025
                                            -------     ----------   -----------
Balance at December 31, 1995............         --        744,501       856,362
  Issuance of common stock upon initial
    public offering.....................         --             --    23,333,512
  Issuance of common stock upon exercise
    of options..........................         --             --         7,052
  Accretion on Series A Redeemable
    Preferred Stock.....................         --       (249,750)     (249,750)
  Deferred compensation.................         --             --            --
  Amortization of deferred
    compensation........................         --             --        88,527
  Redemption of Series A Redeemable
    Preferred Stock.....................         --             --     1,500,500
  Unrealized gain on short-term
    investments.........................     13,222             --        13,222
  Net income............................         --      1,360,946     1,360,946
                                            -------     ----------   -----------
Balance at December 31, 1996............    $13,222     $1,855,697   $26,910,371
                                            =======     ==========   ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     ----------     ------------
OPERATING ACTIVITIES
Net income..........................................  $   711,775     $1,052,025     $  1,360,946
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................       63,102        141,685          254,373
  Loss on disposal of fixed assets..................           --             --              313
  Amortization of computer software costs...........      103,483        136,068          104,066
  Amortization of deferred compensation.............           --             --           88,527
  Current income tax expense payable to
     affiliates.....................................      653,700        591,400       (1,071,100)
  Deferred income taxes.............................      (20,800)        47,000          (92,000)
  Provision for doubtful accounts...................        3,613          9,344          204,155
  Changes in operating assets and liabilities:
     Accounts receivable............................   (1,461,372)      (920,885)      (1,073,212)
     Other current assets...........................     (114,934)       (23,258)         (68,071)
     Accounts payable...............................       82,693        209,087          370,102
     Accrued liabilities............................      892,877       (508,671)         714,137
     Deferred revenue...............................      343,777        515,250          880,758
                                                         --------       --------       ----------
Net cash provided by operating activities...........    1,257,914      1,249,045        1,672,994
INVESTING ACTIVITIES
Purchases of short term investments.................           --             --      (23,129,663)
Purchases of property and equipment, net............     (247,660)      (297,964)        (526,895)
Proceeds from disposal of assets....................           --             --            8,000
Additions to computer software costs................     (163,629)      (290,980)        (104,236)
                                                         --------       --------       ----------
Net cash used for investing activities..............     (411,289)      (588,944)     (23,752,794)
FINANCING ACTIVITIES
Proceeds from note payable to bank..................      100,000             --               --
Repayments of note payable to bank..................     (445,000)            --               --
Principal payments under capital lease
  obligations.......................................      (29,379)       (39,080)         (66,190)
Proceeds from issuance of common stock..............           --         66,265       23,340,564
                                                         --------       --------       ----------
Net cash provided by (used for) financing
  activities........................................     (374,379)        27,185       23,274,374
                                                         --------       --------       ----------
Increase in cash and cash equivalents...............      472,246        687,286        1,194,574
Cash and cash equivalents at beginning of year......      111,588        583,834        1,271,120
                                                         --------       --------       ----------
Cash and cash equivalents at end of year............  $   583,834     $1,271,120     $  2,465,694
                                                         ========       ========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid.......................................  $    15,800     $   12,283     $     29,430
                                                         ========       ========       ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Capital lease obligations entered into for property
  and equipment.....................................  $    55,592     $  130,941     $    101,769
                                                         ========       ========       ==========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Document Sciences Corporation (the "Company") was incorporated on October 18, 1991 in Delaware as a subsidiary of Xerox Corporation ("Xerox"). The Company develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. Autograph, the Company's document automation software architecture, enables personalized publishing solutions for many industries including insurance, managed healthcare, financial services, telecommunications, government agencies and commercial print service bureaus.

     The Company currently derives substantially all of its license revenues from licenses of CompuSet, Autograph's flagship product, and related products and from fees for services related to the CompuSet software. The Company's financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the CompuSet software and related products. There can be no assurance that the Company will continue to be successful in developing and marketing CompuSet products and related services.

     The Company currently has a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a strategic marketing alliance agreement, a transfer and license agreement and various distribution agreements. There can be no assurance that Xerox or its affiliates will continue these relationships. The failure by the Company to maintain these relationships with Xerox and its affiliates could have a material adverse effect on the Company's financial statements.

BASIS OF PRESENTATION

     In 1994, the Company established a wholly-owned subsidiary, Document Sciences Europe, in Sophia Antipolis, France in order to market and support its products to the European community. The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN OPERATIONS

     The functional currency of the Company's France subsidiary is the French Franc. The balance sheet accounts of the subsidiary are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the average rates of exchange during the period. Net realized translation adjustments were insignificant in 1994, 1995 and 1996. Foreign currency transaction gains and losses are included in the consolidated statements of income and were not material during the years ended December 31, 1994, 1995 and 1996.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. The Company

                         DOCUMENT SCIENCES CORPORATION
evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies its investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities will be included in investment income. The cost of securities sold is based on the specific identification method.

CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to large, multinational customers in the United States, Europe, Canada and Australia. The Company derived 26%, 42% and 34% of its total revenues from customers outside the United States for the years ended December 31, 1994, 1995 and 1996, respectively. A significant concentration of the Company's customers are in the insurance and commercial print service industries. No customer has accounted for 10% or more of the Company's revenue in any one year.

     Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. The Company estimates its potential losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Credit losses have historically been minimal and have been within management's expectations.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in 1996 and the adoption had no impact on the Company's financial statements.

COMPUTER SOFTWARE COSTS

     In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, direct production costs, including programming and testing, are capitalized until general release of the product.

     Capitalized software costs are amortized using the greater of the amount computed using the ratio of current period product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products (generally five years). It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could result in charges to the results of operations in future periods.

DEPRECIATION AND AMORTIZATION

     Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally five years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements.

                         DOCUMENT SCIENCES CORPORATION

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with AICPA Statement of Position on Software Revenue Recognition No. 91-1. Initial license fee revenue is recognized upon shipment of the product to customers if no significant Company obligations remain and collection of the receivable is deemed probable. The portion of the initial license fee revenue which represents the software support for the first year is deferred and recognized ratably over the contract period. In subsequent years, customers pay annual license fees for continued use and support of licensed software. Annual renewal license and support fees revenue is deferred and recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting and training services are recognized as the related services are performed.

COMPUTATION OF NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and common stock equivalents outstanding. Common equivalent shares from stock options and warrants are excluded from the computation when their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares and common equivalent shares issued during the twelve months prior to the initial filing of the Registration Statement with the Securities and Exchange Commission have been included in the calculation as outstanding for all periods prior to the Company's initial public offering (using the treasury stock method). The calculation also gives effect to the conversion of all convertible preferred shares (using the if-converted method), which automatically converted into common shares upon completion of the Company's initial public offering.

STOCK OPTIONS

     In 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has elected to continue accounting for its stock-based compensation in accordance with the provisions of APB 25. As such, the new provisions of SFAS 123 had no impact on the financial position or results of operations of the Company.

INCOME TAXES

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109. The Company and Xerox had a Tax Sharing Agreement that provided for the allocation between the Company and Xerox of all responsibilities, liabilities and benefits relating to taxes paid or payable by either the Company or Xerox for all taxable periods. Through September 19, 1996, the Company was included in the consolidated tax returns of Xerox and the Company's share of Xerox's consolidated income tax liability was determined on a separate company basis computed under Internal Revenue Code guidelines. The Company's income tax liability due to Xerox totaled $1,382,100 at December 31, 1995, which was paid in 1996, and $311,000 at September 19, 1996. Subsequent to the Company's initial public offering on September 19, 1996, the Company was no longer included in the consolidated tax returns of Xerox and will file separate tax returns.

                         DOCUMENT SCIENCES CORPORATION

2.  FINANCIAL STATEMENT INFORMATION

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following at December 31:

                                                                1995           1996
                                                              ---------     ----------
        Computer equipment..................................  $ 625,591     $  929,241
        Office furniture and fixtures.......................    171,399        236,573
        Office equipment....................................     46,367        168,432
        Leasehold improvements..............................     46,590        168,246
                                                               --------     ----------
                                                                889,947      1,502,492
        Less accumulated depreciation and amortization......   (257,722)      (504,289)
                                                               --------     ----------
                                                              $ 632,225     $  998,203
                                                               ========     ==========

     Equipment acquired under capital leases totaled $66,255, $145,112 and $192,611 (net of accumulated amortization of $16,259, $35,085 and $75,161) at December 31, 1994, 1995 and 1996, respectively.

INVESTMENTS

     The Company has classified all of its marketable securities as available-for-sale securities. The following table summarizes available-for-sale securities at December 31, 1996:

                                                               GROSS          GROSS
                                                             UNREALIZED     UNREALIZED      ESTIMATED
                                                COST           GAINS          LOSSES       FAIR VALUE
                                             -----------     ----------     ----------     -----------
U.S. treasury securities...................  $ 3,513,585      $     --       $  8,305      $ 3,505,280
U.S. government agency obligations.........    2,969,622         1,271            772        2,970,121
Obligations of states, territories and
  political subdivisions...................   14,600,365        37,440         15,491       14,622,314
U.S. corporate securities..................    1,544,517           311          1,232        1,543,596
U.S. corporate commercial paper............      501,574            --             --          501,574
                                             -----------       -------        -------      -----------
                                             $23,129,663      $ 39,022       $ 25,800      $23,142,885
                                             ===========       =======        =======      ===========

     Included in cash and cash equivalents at December 31, 1995 were $398,889 in U.S. treasury securities and $298,470 in U.S. government agency obligations. At December 31, 1995, the difference between amortized cost and the estimated fair value of the available-for-sale securities was not material.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1996, by contractual maturity, are shown below:

                                                                                     ESTIMATED
                                                                       COST         FAIR VALUE
                                                                    -----------     -----------
Due in one year or less...........................................  $ 5,071,310     $ 5,068,204
Due after one year through five years.............................   18,058,353      18,074,681
                                                                    -----------     -----------
                                                                    $23,129,663     $23,142,885
                                                                    ===========     ===========

                         DOCUMENT SCIENCES CORPORATION

3.  DOMESTIC AND FOREIGN OPERATIONS

     The table below summarizes the Company's domestic operations and those of its subsidiary, Document Sciences Europe.

                                           UNITED
                                           STATES          FRANCE       ELIMINATIONS        TOTAL
                                         -----------     ----------     ------------     -----------
YEAR ENDED DECEMBER 31, 1994
Sales to unaffiliated customers........  $ 4,861,398     $  370,658     $         --     $ 5,232,056
Sales to affiliates....................    1,405,800        533,400               --       1,939,200
Transfers between geographic areas.....      507,388             --         (507,388)             --
                                         -----------     ----------     ------------     -----------
Revenues...............................  $ 6,774,586     $  904,058     $   (507,388)    $ 7,171,256
                                         ===========     ==========     ============     ===========
Operating income (loss)................  $ 1,736,832     $ (383,032)    $         --     $ 1,353,800
                                         ===========     ==========     ============     ===========
Identifiable assets....................  $ 3,475,168     $  750,063     $    (16,666)    $ 4,208,565
                                         ===========     ==========     ============     ===========

                                           UNITED
                                           STATES          FRANCE       ELIMINATIONS        TOTAL
                                         -----------     ----------     ------------     -----------
YEAR ENDED DECEMBER 31, 1995
Sales to unaffiliated customers........  $ 5,350,838     $1,246,305     $         --     $ 6,597,143
Sales to affiliates....................    1,929,300      1,985,600               --       3,914,900
Transfers between geographic areas.....    1,528,352             --       (1,528,352)             --
                                         -----------     ----------     ------------     -----------
Revenues...............................  $ 8,808,490     $3,231,905     $ (1,528,352)    $10,512,043
                                         ===========     ==========     ============     ===========
Operating income (loss)................  $ 1,691,074     $   (5,728)    $         --     $ 1,685,346
                                         ===========     ==========     ============     ===========
Identifiable assets....................  $ 4,748,787     $1,557,161     $    (16,666)    $ 6,289,282
                                         ===========     ==========     ============     ===========

                                           UNITED
                                           STATES          FRANCE       ELIMINATIONS        TOTAL
                                         -----------     ----------     ------------     -----------
YEAR ENDED DECEMBER 31, 1996
Sales to unaffiliated customers........  $10,165,741     $  931,753     $         --     $11,097,494
Sales to affiliates....................    3,919,970        301,830               --       4,221,800
Transfers between geographic areas.....      254,611        999,738       (1,254,349)             --
                                         -----------     ----------     ------------     -----------
Revenues...............................  $14,340,322     $2,233,321     $ (1,254,349)    $15,319,294
                                         ===========     ==========     ============     ===========
Operating income (loss)................  $ 1,167,424     $  497,514     $         --     $ 1,664,938
                                         ===========     ==========     ============     ===========
Identifiable assets....................  $31,335,821     $  702,362     $    (16,666)    $32,021,517
                                         ===========     ==========     ============     ===========

     The Company uses affiliated distributors to sell its products in Canada, Australia and New Zealand (See Note 9).

4.  CREDIT FACILITY

     The Company has an agreement with a bank that provides a working capital line of credit which allows maximum borrowings at the lesser of $2,500,000 or 75% of eligible accounts receivable (as defined). The agreement also provides for letters of credit up to an aggregate of $100,000. Borrowings under the line of credit bear interest at the bank's prime rate. The line of credit is renewable annually at the sole discretion of the bank and expires in July 1997. The Company had no outstanding borrowings or letters of credit as of December 31, 1995 and 1996.

                         DOCUMENT SCIENCES CORPORATION

5.  LEASES

     The Company leases its corporate office in San Diego, California under an operating lease which expires in 2000. Under the terms of the lease, effective February 1, 1997, monthly rental payments will be increased annually by 4%. The lease provides the Company with an option to extend the lease term for an additional three years at the base rent in effect for the last year of the initial lease term. In addition, the Company may exercise a one-time cancellation option effective any time after January 31, 1998 with the payment of certain penalties. The Company also leases certain equipment under capital leases. Annual future minimum lease payments, which include $121,400 for the effect of the potential exercise of the cancellation option, are as follows:

                                                                     OPERATING     CAPITAL
                       YEARS ENDING DECEMBER 31,                      LEASES        LEASES
    ---------------------------------------------------------------  ---------     --------
    1997...........................................................  $ 272,817     $ 80,499
    1998...........................................................    238,405       75,667
    1999...........................................................      5,084       41,558
    2000...........................................................         --       12,346
    2001...........................................................         --        1,260
                                                                      --------     --------
                                                                     $ 516,306      211,330
                                                                      --------
    Less amount representing interest.........................................      (33,151)
                                                                                   --------
    Present value of net minimum lease payments...............................      178,179
    Less current portion......................................................      (62,439)
                                                                                   --------
    Long-term portion of capital lease obligations............................     $115,740
                                                                                   ========

     Rent expense for the years ended December 31, 1994, 1995 and 1996 was $137,160, $255,599 and $292,098, respectively.

6.  SERIES A REDEEMABLE PREFERRED STOCK

     Each share of Series A Redeemable Preferred Stock was converted into 1.19 shares of Common Stock upon the Company's initial public offering.

7.  STOCKHOLDERS' EQUITY

STOCK SPLIT

     On June 19, 1996, the Company's Board of Directors authorized a 3 for 1 stock split for all outstanding Common Stock and Series A Redeemable Preferred Stock, which received stockholder approval and became effective on September 19, 1996. All share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the stock split. Upon completion of the public offering on September 19, 1996, the authorized capital stock of the Company consisted of 30,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

STOCK INCENTIVE PLANS

     The Company's Stock Incentive Plans (the "Plans") provide for the issuance of incentive and nonstatutory options to purchase Common Shares to eligible employees, officers, directors of, and consultants to the Company. The Company's 1993 Stock Incentive Plan (the "1993 Plan") provided for the issuance of up to 1,500,000 shares. In October 1995, the Board of Directors approved the 1995 Stock Incentive Plan (the "1995 Plan"), which provided for the issuance of an additional 779,250 shares which include 29,250 shares previously reserved for issuance under the 1993 Plan. The 1995 Plan replaces the 1993 Plan. All outstanding

                         DOCUMENT SCIENCES CORPORATION
options under the 1993 Plan remain exercisable in accordance with their original terms. Terms of the stock purchase or stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. The maximum term of options granted under the 1995 Plan is ten years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The exercise price of nonstatutory stock options and stock issued under purchase rights must equal at least 85% of the fair market value on the date of grant or time of issuance.

     The following table summarizes stock option activity under the stock incentive plans:

                                                                                        WEIGHTED
                                                         NUMBER       OPTION PRICE    AVERAGE PRICE
                                                       OF SHARES       PER SHARE        PER SHARE
                                                       ----------     ------------    -------------
Balance as of December 31, 1993......................   1,207,500           $  .03        $ .03
  Granted............................................     251,250      $.03-$  .17        $ .15
  Canceled...........................................     (18,000)          $  .17        $ .17
                                                       ----------
Balance as of December 31, 1994......................   1,440,750      $.03-$  .17        $ .05
  Granted............................................     232,575           $  .17        $ .17
  Exercised..........................................  (1,308,423)     $.03-$  .17        $ .05
  Canceled...........................................      (3,000)          $  .17        $ .17
                                                       ----------
Balance at December 31, 1995.........................     361,902      $.03-$  .17        $ .09
  Granted............................................     233,538      $.67-$15.00        $6.51
  Exercised..........................................     (88,245)     $.03-$  .17        $ .08
  Canceled...........................................      (9,750)     $.17-$ 8.50        $ .50
                                                       ----------
Balance at December 31, 1996.........................     497,445      $.03-$15.00        $3.13
                                                       ==========

     As of December 31, 1996, 176,603 of the options were vested and exercisable and 496,887 shares were available for future grant.

     Through December 31, 1996, the Company has recorded $440,000 of deferred compensation on options granted to employees, representing the difference between the option grant price and the deemed fair market value of the related shares. The Company is amortizing such amount ratably over the vesting period of the options, generally 48 months.

     Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted in the year ended December 31, 1995 and the period ended September 19, 1996, the fair value for options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 6%; dividend yields of 0%; and a weighted-average expected life of the option of seven years. For options granted from September 19, 1996 to December 31, 1996, the fair value of options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 6%; dividend yields of 0%; expected volatility of .7; and weighted-average expected life of the option of seven years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying SFAS 123 for purposes of providing pro forma

                         DOCUMENT SCIENCES CORPORATION
disclosures is not likely to be representative of the effects on reported net income for future years. The Company's pro forma information is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1995           1996
                                                              ----------     ----------
        Adjusted pro forma net income.......................  $1,050,566     $1,379,289
        Adjusted pro forma net income per share.............  $     0.13     $     0.15

8.  INCOME TAXES

     The provision for income taxes is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1995         1996
                                                             --------     --------     --------
Current:
  Federal..................................................  $542,000     $469,700     $482,000
  State....................................................   111,700      121,700      119,300
  Foreign..................................................        --           --      112,200
                                                             --------     --------     --------
                                                              653,700      591,400      713,500
Deferred (credit):
  Federal..................................................   (16,200)      39,500      (85,300)
  State....................................................    (4,600)       7,500       (6,700)
  Foreign..................................................        --           --           --
                                                             --------     --------     --------
                                                              (20,800)      47,000      (92,000)
                                                             --------     --------     --------
                                                             $632,900     $638,400     $621,500
                                                             ========     ========     ========

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

                                                                      DECEMBER 31,
                                                          -------------------------------------
                                                            1994          1995          1996
                                                          ---------     ---------     ---------
Deferred tax liability -- computer software costs.......  $ (93,500)    $(157,000)    $(156,500)
Deferred tax assets:
  Foreign operating loss carryforwards..................    134,060       136,065            --
  Accrued vacation......................................     55,500        75,000       100,000
  Provision for doubtful accounts.......................      7,200         4,200        29,000
  State taxes...........................................         --            --        41,700
                                                          ---------     ---------     ---------
Total deferred tax assets...............................    196,760       215,265       170,700
Valuation allowance.....................................   (134,060)     (136,065)           --
                                                          ---------     ---------     ---------
Net deferred tax assets.................................     62,700        79,200       170,700
                                                          ---------     ---------     ---------
Net deferred tax liability..............................  $ (30,800)    $ (77,800)    $  14,200
                                                          =========     =========     =========

     In 1995 and 1994, a valuation allowance was recognized to offset deferred tax assets attributed to foreign operating loss carryforwards. In 1996, the Company realized the benefit of the foreign operating loss carryforwards and reduced the valuation allowance.

                         DOCUMENT SCIENCES CORPORATION

     The differences between the Company's income tax provision and the amounts computed by applying the statutory federal income tax rate of 35% in 1994, 1995 and 1996 to income before income taxes are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1994         1995         1996
                                                        --------     --------     ---------
    Provision at statutory rate.......................  $470,636     $591,649     $ 693,856
    Benefit for graduated rates.......................   (13,447)     (16,904)      (19,824)
    State income taxes, net of federal benefit........    69,550       83,980        73,190
    Increase (decrease) in valuation reserves.........   134,060        2,005      (136,095)
    Benefit of research credits.......................   (57,733)     (57,547)      (71,665)
    Permanent differences and other...................    29,834       35,217        82,038
                                                        --------     --------      --------
    Provision for income taxes........................  $632,900     $638,400     $ 621,500
                                                        ========     ========      ========

9.  TRANSACTIONS WITH AFFILIATES

     The Company has a strategic marketing alliance with Xerox under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying statements of income are commissions earned from Xerox totaling $490,400, $752,000 and $1,352,400 in 1994, 1995 and 1996,
respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying statements of income and totaled $113,500, $167,200 and $180,600 in 1994, 1995 and 1996, respectively.

     The Company has distribution agreements with affiliates which provide the affiliates with the non-exclusive right to sub-license the Company's software in Australia, New Zealand and Canada. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $796,600, $1,088,200 and $818,600 in 1994, 1995 and 1996, respectively. Included in accounts receivable are $193,500 and $385,300 from these revenues at December 31, 1995 and 1996, respectively.

     The Company has distribution agreements with affiliates which provide the affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $533,400, $1,985,600 and $2,050,800 in 1994, 1995 and 1996, respectively. Related accounts receivable are $482,900 and $646,500 at December 31, 1995 and 1996, respectively.

     Under the terms of a separate agreement with Xerox, the Company provided software support services for Xerox Publishing Systems' products. Included in annual revenue license and support fees are revenues from Xerox under this agreement of $118,800 in 1994 and $89,100 in 1995. There were no revenues under this agreement during 1996.

10.  EMPLOYEE RETIREMENT PLAN

401(K) PLAN

     The Company has an employee savings and retirement plan (the "401(k) Plan") that is intended to be tax-qualified covering substantially all of the Company's employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. The Company may, in its discretion, match employee contributions, at such rate as it determines, up to a maximum of $3,000 or 10% of the employee's compensation. The 401(k) Plan has a profit sharing element whereby the Company can contribute annually an amount determined by the Board of Directors. An employee's interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment.

                                  SCHEDULE II

                         DOCUMENT SCIENCES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                      BEGINNING      COSTS AND        OTHER                          END
                                       OF YEAR        EXPENSES       ACCOUNTS      DEDUCTIONS      OF YEAR
                                      ----------     ----------     ----------     ----------     ----------
Year Ended December 31, 1994
  Allowance for doubtful accounts
     and returns....................   $ 10,000       $  3,613       $     --       $     --       $  13,613
Year Ended December 31, 1995
  Allowance for doubtful accounts
     and returns....................     13,613          9,344             --             --          22,957
Year Ended December 31, 1996
  Allowance for doubtful accounts
     and returns....................     22,957        204,155             --             --         227,112

                         DOCUMENT SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1996

                               INDEX TO EXHIBITS

EXHIBIT                                                                             SEQUENTIAL
NUMBER                             EXHIBIT DESCRIPTION                              PAGE NUMBER
------   -----------------------------------------------------------------------    -----------
  3.1    Restated Certificate of Incorporation of the Company filed May 1, 1992
         (which is incorporated herein by reference to Exhibit 3.1 to
         Registrant's Registration Statement on Form S-1, Registration No.
         333-06349 ("Registrant's 1996 S-1")).
  3.2    Form of Amended and Restated Certificate of Incorporation of the
         Company (which is incorporated herein by reference to Registrant's 1996
         S-1).
  3.3    Amended and Restated Bylaws of the Company (which is incorporated herein by reference to Registrant's 1996 S-1).
  3.4    Form of Certificate of Amendment of Certificate of Incorporation of the
         Company (which is incorporated herein by reference to Registrant's 1996
         S-1).
  4.1    Reference is made to Exhibits 3.1 and 3.2.
  4.2    Specimen Stock Certificate (which is incorporated herein by reference to Registrant's 1996 S-1).
*10.1    Form of Indemnity Agreement Between the Company and each of its
         Officers and Directors (which is incorporated herein by reference to
         Registrant's 1996 S-1).
*10.2    1993 Stock Option Plan and Form of Agreement (which is incorporated herein by reference to Registrant's 1996 S-1).
*10.3    1995 Stock Incentive Plan and Form of Agreement, as amended (which is incorporated herein by reference to Registrant's 1996 S-1).
*10.4    Stockholder Rights Agreement dated September 1996 Between the Company and Xerox Corporation (which is incorporated herein by reference to
         Registrant's 1996 S-1).
 10.5    Tax Sharing Agreement dated August 1996 Between the Company and Xerox
         Corporation (which is incorporated herein by reference to Registrant's
         1996 S-1).
 10.6    Transfer and License Agreement dated July 1, 1992, as amended in
         September 1994, Between the Company and Xerox Corporation (which is incorporated herein by reference to Registrant's 1996 S-1).
 10.7    Strategic Marketing Alliance Agreement dated September 1, 1993, Between the Company and Xerox Corporation (which is incorporated herein by reference to Registrant's 1996 S-1).
 10.8    Value Added Remarketer Agreement Between Xerox Canada Limited and the
         Company (which is incorporated herein by reference to Registrant's 1996
         S-1).
 10.9    Value Added Reseller Agreement Between N.V. Rank Xerox S.A. and the
         Company (which is incorporated herein by reference to Registrant's 1996
         S-1).
 10.10   Form of Professional Services Agreement (which is incorporated herein by reference to Registrant's 1996 S-1).
 10.11   Form of Domestic Value Added Remarketer Agreement (which is incorporated herein by reference to Registrant's 1996 S-1).
 10.12   Form of International Value Added Reseller Agreement (which is incorporated herein by reference to Registrant's 1996 S-1).
 10.13   Form of Software License and Software Support Agreement (which is incorporated herein by reference to Registrant's 1996 S-1).
 10.14   Lease for Company's Principal Facilities, as amended and Assignment of
         Lease.
*10.15   Letter Agreement Between Tony Domit and the Company (which is incorporated herein by reference to Registrant's 1996 S-1).
*10.16   Letter Agreement Between Thomas Anthony and the Company (which is incorporated herein by reference to Registrant's 1996 S-1).

EXHIBIT                                                                             SEQUENTIAL
NUMBER                             EXHIBIT DESCRIPTION                              PAGE NUMBER
------   -----------------------------------------------------------------------    -----------
*10.17   Letter Agreement Between Judith A. O'Reilly and the Company (which is incorporated herein by reference to Registrant's 1996 S-1).
*10.18   Letter Agreement Between Daniel Fregeau and the Company (which is incorporated herein by reference to Registrant's 1996 S-1).
*10.19   Letter Agreement Between Alfred G. Altomare and the Company (which is incorporated herein by reference to Registrant's 1996 S-1).
 10.20   Value Added Reseller Agreement Between Geneva Digital Ltd. and the
         Company (which is incorporated herein by reference to Registrant's 1996
         S-1).
 10.21   Value Added Remarketer Agreement Between Business and Business and the
         Company (which is incorporated herein by reference to Registrant's 1996
         S-1).
*10.22   1997 Employee Stock Purchase Plan.
 11.1    Statement regarding calculation of net income (loss) per share.
 13.1    Annual Report to Stockholders for the year ended December 31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
 21.1    List of Subsidiaries (which is incorporated herein by reference to
         Registrant's 1996 S-1).
 23.1    Consent of Ernst & Young LLP, Independent Auditors.
 24.1    Power of Attorney (See page 36).
 27      Financial Data Schedule.

---------------
* Indicates management compensatory plan, contract or arrangement.