Form 10-Q
period 1997-03-31
DOCUMENT SCIENCES CORP
filed 1997-05-15
CIK 1016831

                                 United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Period Ended March 31, 1997

   or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

       For the Transition Period From _________________ to ______________

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

            Delaware                                    33-0485994
--------------------------------                     ------------------
 (State or other jurisdiction of                      (I.R.S. Employer
incorporation or of organization)                    Identification No.)

6333 Greenwich Drive, Suite 200
        San Diego, CA                                       92122
-------------------------------                         ------------
(Address of principal executive                          (Zip Code)
           offices)

                                 (619) 625-2000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

The number of shares of the issuer's Common Stock outstanding as of April 30, 1997 was 10,762,363

                                     Index

                         DOCUMENT SCIENCES CORPORATION

                                                                                                                  PAGE
                                                                                                                  NO.
                                                                                                                  ---
                                 PART I. FINANCIAL INFORMATION

                 Item 1. Financial Statements (Unaudited)

                 Condensed consolidated balance sheets---March 31, 1997 and December 31, 1996 ..........         3

                 Condensed consolidated statements of income---Three months ended March 31, 1997 and
                 1996 ..................................................................................         4

                 Condensed consolidated statements of cash flows---Three months ended March 31, 1997 and
                 1996 ..................................................................................         5

                 Notes to condensed consolidated financial statements ..................................         6

                 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ............................................................................         7


                                PART II. OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K .............................................        12

                 Signatures ............................................................................        13

PART I.  FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)

                         DOCUMENT SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,               DECEMBER 31,
                                                                                       1997                    1996
                                                                                  -----------               -----------
                                                                                   (UNAUDITED)                 (NOTE)
                                                                                  -----------               -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $   629,668               $ 2,465,694
    Short-term investments                                                         24,393,126                23,142,885
    Accounts receivable, net                                                        2,690,798                 2,257,025
    Due from affiliates                                                             1,576,597                 2,377,364
    Other current assets                                                              531,606                   403,004
                                                                                  -----------               -----------
       Total current assets                                                        29,821,795                30,645,972
Property and equipment, net                                                         1,255,823                   998,203
Other assets                                                                          352,078                   377,342
                                                                                  -----------               -----------
       Total assets                                                               $31,429,696               $32,021,517
                                                                                  ===========               ===========

LIABILITIES
Current liabilities:
    Accounts payable                                                              $   759,195               $   698,711
    Accrued liabilities                                                               814,615                 1,289,033
    Deferred revenues                                                               2,293,032                 2,477,723
    Current portion of obligations under capital leases                                61,913                    62,439
    Current income tax expense payable to affiliate                                   311,000                   311,000
                                                                                  -----------               -----------
       Total current liabilities                                                    4,239,755                 4,838,906

Obligations under capital leases                                                      100,183                   115,740
Deferred income taxes                                                                 156,500                   156,500

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      Authorized---30,000,000 shares
      Issued and outstanding shares --10,733,545 at March 31,
      1997 and 10,722,168 at December 31, 1996                                         10,734                    10,722
    Additional paid-in-capital                                                     25,385,084                25,382,203
    Deferred compensation                                                            (323,972)                 (351,473)
     Unrealized gain  (loss) on short term investments                                (92,303)                   13,222
     Retained earnings                                                              1,953,715                 1,855,697
                                                                                  -----------               -----------
       Total stockholders' equity                                                  26,933,258                26,910,371
                                                                                  -----------               -----------
       Total liabilities & stockholders' equity                                   $31,429,696               $32,021,517
                                                                                  ===========               ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                               MARCH 31,
                                                                        1997                 1996
                                                                    ----------           ----------
Revenue:
    Initial license fees                                            $1,783,079           $1,563,768
    Annual renewal license and support fees                            799,941              545,154
    Services and other                                               1,398,915              578,932
                                                                    ----------           ----------
       Total revenues                                                3,981,935            2,687,854
Cost of revenues:
    Initial license fees                                               195,939               86,065
    Annual renewal license and support fees                            110,364              134,225
    Services and other                                                 407,727              138,819
                                                                    ----------           ----------
       Total cost of revenues                                          714,030              359,109
                                                                    ----------           ----------
       Gross profit                                                  3,267,905            2,328,745
Operating expenses:
    Research and development                                           692,686              506,063
    Selling, marketing and customer support                          2,141,703            1,462,507
    General and administrative                                         648,776              340,650
                                                                    ----------           ----------
       Total operating expenses                                      3,483,165            2,309,220
                                                                    ----------           ----------
     Income (loss) from operations                                    (215,260)              19,525
     Interest income, net                                              286,876                5,337
                                                                    ----------           ----------
     Income before income taxes                                         71,616               24,862
     Provision for (benefit of) income taxes                           (26,400)               9,200
                                                                    ----------           ----------
     Net income                                                     $   98,016           $   15,662
                                                                    ==========           ==========
Net income per share                                                $     0.01           $      ---
                                                                    ==========           ==========
Shares used in per share calculations                               11,043,665            8,858,292
                                                                    ==========           ==========

See notes to condensed consolidated financial statements.

                         DOCUMENT SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS             THREE MONTHS
                                                                               ENDED                    ENDED
                                                                              MARCH 31,                MARCH 31,
                                                                               1997                       1996
                                                                            -----------               -----------
OPERATING ACTIVITIES
Net income                                                                  $    98,016               $    15,662
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                80,159                    53,351
    Amortization of computer software costs                                      25,264                    27,580
    Amortization of deferred compensation                                        27,501                     8,125
    Provision for doubtful accounts                                            (108,816)                   (1,307)
    Changes in operating assets and liabilities:
       Accounts receivable                                                      475,810                 1,551,921
       Other current assets                                                    (128,602)                  (10,447)
       Accounts payable                                                          60,484                  (176,741)
       Accrued liabilities                                                     (474,416)                 (220,351)
       Deferred revenue                                                        (184,691)                 (112,967)
                                                                            -----------               -----------
Net cash provided by (used for) operating activities                           (129,291)                1,134,826
INVESTING ACTIVITIES
Purchases of short-term investments                                          (1,355,766)                       --
Purchases of property and equipment                                            (337,779)                 (187,626)
Additions to computer software costs                                                 --                   (88,223)
                                                                            -----------               -----------
Net cash used for investing activities                                       (1,693,545)                 (275,849)
FINANCING ACTIVITIES
Principal payments under capital lease obligations                              (16,083)                  (14,184)
Issuance of common stock                                                          2,893                     3,527
                                                                            -----------               -----------
Net cash used for financing activities                                          (13,190)                  (10,657)
                                                                            -----------               -----------
Increase (decrease) in cash and cash equivalents                             (1,836,026)                  848,320
Cash and cash equivalents at beginning of period                              2,465,694                 1,271,120
                                                                            -----------               -----------
Cash and cash equivalents at end of period                                  $   629,668               $ 2,119,440
                                                                            ===========               ===========
Supplemental disclosure of cash flow information:
Interest paid                                                               $     5,093               $     4,366
                                                                            ===========               ===========
Capital lease obligations entered into for property and
equipment                                                                   $        --               $    97,860
                                                                            ===========               ===========

See notes to condensed consolidated financial statements

                         DOCUMENT SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1997

Note A---Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report to Stockholders incorporated by reference in the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1996.   Operating
results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note B---Transactions with Affiliates

The Company has a strategic marketing alliance with Xerox Corporation (Xerox) under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenue in the accompanying condensed consolidated statements of income are commissions earned from Xerox totaling $183,600 and $179,000 for the three months ended March 31, 1996 and 1997, respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying condensed consolidated statements of income and totaled $30,100 and $39,500 for the three months ended March 31, 1996 and 1997, respectively.

The Company has distribution agreements with affiliates which provide the affiliates with the non-exclusive right to sub-license the Company's software in Australia, New Zealand and Canada. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $69,900 and $232,900 for the three months ended March 31, 1996 and 1997, respectively. Included in accounts receivable are $31,300 and $227,800 from these revenues at March 31, 1996 and 1997, respectively.

The Company has distribution agreements with affiliates which provide the affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $211,400 and $479,400 for the three months ended March 31, 1996 and 1997, respectively. Related accounts receivable are $144,400 and $413,900 at March 31, 1996 and 1997, respectively.

Note C---Earnings per Share under FASB No. 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Note D---Subsequent Event- Acquisition of Certain Assets

On May 9, 1997 the Company purchased substantially all of the assets of Data Retrieval Corporation of America from the West Group. Included in the purchase were exclusive ownership of the TextComply, Text DBMS, TextGen, TextMigrate and Textbook software products and the installed base of commercial accounts. The Company will retain employees responsible for the development, product support and customer service of the software products. In addition, the Company will continue to provide training and consulting support for existing and future customers.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains certain trend analysis and other forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of factors, including those set forth in this discussion under "Factors That May Affect Future Results" and other risks detailed from time to time in the Company's SEC reports. In addition, the discussion of the Company's results of operations should be read in conjunction with the sections entitled "Certain Additional Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                1997        1996
                                                                ----        ----
Revenues:
 Initial license fees                                            45%         58%
 Annual renewal license and support fees                         20          20
 Services and other                                              35          22
                                                                ---         ---
        Total revenues                                          100%        100%
                                                                ===         ===

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                ------------------
                                                                 1997        1996
                                                                ------      ------
Cost of revenues:
 Initial license fees                                             5%          3%
 Annual renewal license and support fees                          3           5
 Services and other                                              10           5
                                                              -----       -----
       Total cost of revenues                                    18%         13%
                                                              -----       -----
Gross profit                                                     82%         87%

Operating expenses
  Research and development                                       17          19
  Selling, marketing and customer support                        54          54
  General and administrative                                     16          13
                                                              -----       -----
     Total operating expenses                                    87%         86%
                                                              -----       -----

Income (loss) from operations                                    (5)          1
Interest income, net                                              7          --
                                                              -----       -----
Income before provision for taxes                                 2           1
                                                              -----       -----
Provision for income taxes                                       --          --
                                                              -----       -----
    Net income                                                    2%          1%
                                                              =====       =====




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

Total revenues increased by 48.1% from $2.7 million for the three months ended March 31, 1996 to $4.0 million for the three months ended March 31, 1997. This growth was due primarily to the increases in revenues from increased consulting services which are included in services and other.

The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary increased 91.4% from $728,400 for the three months ended March 31, 1996 to $1.4 million for the three months ended March 31, 1997. This growth was principally due to a more established and experienced VAR channel in Europe. Revenues from export sales were 27% and 35% of total revenues for the three months ended March 31, 1996 and 1997, respectively.

The Company and Xerox maintain a strategic marketing alliance agreement under which the parties have agreed to pay each other fees on referrals that lead to the successful licensing or sales of each other's products. The Company's revenues from the strategic marketing alliance, principally commissions from sales of Xerox printers, were $183,600 and $179,000 for the three months ended March 31, 1996 and 1997, respectively. The fees received by the Company from sales of Xerox printers under the strategic marketing alliance have little associated costs, have had a high degree of inconsistency from quarter to quarter and are difficult to project. Failure to continue to receive such fees could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements related to the licensing, maintenance and support of the Company's products increased 153.3% from $281,300 for the three months ended March 31, 1996 to $712,300 for the three months ended March 31, 1997. This increase is due principally to substantially increased European revenues from Xerox affiliates, and to a lesser extent, to increased sales through Xerox Canada Ltd. and Fuji Xerox Australia.

Initial license fees. Initial license fee revenues increased 14.0% from $1.6 million for the three months ended March 31, 1996 to $1.8 million for the three months ended March 31, 1997. The increase was due principally to sales to new customers, expansion of the direct sales force and expansion of the Company's indirect distribution channel, especially the VAR channel in Europe. Initial license fees have declined as a percentage of total revenue due to customers increasing demand for consulting services.

Annual renewal license and support fees.   Revenues from annual renewal license
and support fees increased 46.7% from $545,200 for the three months ended March 31, 1996 to $799,900 for the three months ended March 31, 1997. The increase was principally due to the larger installed base of users of the Company's software products. As a percentage of total revenues, annual renewal license and support fees were 20.3% and 20.1% for the three months ended March 31, 1996 and 1997, respectively.

Services and other. Revenues from services and other increased 141.6% from $578,900 for the three months ended March 31, 1996 to $1.4 million for the three months ended March 31, 1997. Consulting services, which is included in services and other, represented a larger component of new customer orders in relation to similar sales made during the first quarter of 1996.

Cost of Revenues

Total cost of revenues was 13.4% and 17.9% of total revenues for the three months ended March 31, 1996 and 1997, respectively. The increase in cost of revenues as a percentage of total revenues resulted primarily from increased personnel costs associated with providing additional professional consulting services to customers.

Cost of initial license fees. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel and the cost of third party software. The cost of initial licenses increased 127.7% from $86,100 for the three months ended March 31, 1996 to $195,900 for the three months ended March 31, 1997. This increase was primarily the result of increased payments for third party software integrated into the Company's Document Library software products. As a percent of initial license fee revenues, the cost of initial license fees was 5.5% and 11.0% for the three months ended March 31, 1996 and 1997, respectively. The cost of initial license fees also included the amortization of capitalized software development costs of $27,600 and $25,300 for the three months ended March 31, 1996 and 1997, respectively.

Cost of annual renewal license and support fees. Cost of annual renewal license and support fees consists primarily of employment-related costs for the Company's technical support staff, which performs technical software support services. These costs decreased $23,800 from $134,200 for the three months ended March 31, 1996 to $110,400 for the three months ended March 31, 1997. As a percentage of annual renewal license and support fee revenues, these costs were 24.6% and 13.8% for the three months ended March 31, 1996 and 1997, respectively. This decrease is attributed to a more experienced and efficient technical support staff.

Cost of services and other. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance. Cost of services and other revenue increased 193.7% from $138,800 for the three months ended March 31, 1996 to $407,700 for the three months ended March 31, 1997. The costs of services and other represented 24.0% and 29.1% of the related revenues for the three months ended March 31, 1996 and 1997, respectively. The increase in cost of services and other revenues resulted principally from the additional costs related to the Company providing increased professional consulting services.

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. The Company expenses all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of production are capitalized until general release of the product. The capitalized costs of software production are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. The Company capitalized $88,200 of software costs for the three month period ended March 31, 1996. The Company did not capitalize any software costs for the three month period ended March 31, 1997. Research and development expenses increased 36.9% from $506,100 for the three months ended March 31, 1996 to $692,700 for the three months ended March 31, 1997. The increase in these expenses resulted principally from the expansion of the engineering staff and related costs.

Selling, marketing and customer support. Selling, marketing and customer support expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post sales activity. These expenses increased 46.4% from $1.5 million for the three months ended March 31, 1996 to $2.1 million for the three months ended March 31, 1997. The growth of these expenses was due principally to increased sales, sales support and marketing personnel and related costs and commissions associated with increased revenues and increased marketing programs.

General and administrative. General and administrative expenses consist primarily of employment-related costs for finance, administration and human resources, and general corporate management and services. These expenses increased 90.5% from $340,700 for the three months ended March 31, 1996 to $648,800 for the three months ended March 31, 1997. These expenses represented 12.7% and 16.3% of the total revenues for the three months ended March 31, 1996 and 1997, respectively. The increase in general and administrative expenses in absolute dollars was the result of growth in the finance and administrative operations of the Company and increased expenses associated with being a publicly traded company. The Company expects general and administrative expenses to increase for the remainder of the year in order to support the growth of the Company.

Interest and other income (expense), net. Interest and other income is primarily composed of interest income from cash and cash equivalents and short term investments offset by financing charges related to equipment leases and other debt. Interest and other income increased from $5,300 for the three months ended March 31, 1996 to $286,900 for the three months ended March 31, 1997. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in September 1996.

Provision for and (benefit of) income taxes. From its inception to September 20, 1996, the Company's taxes were included in the consolidated tax returns of Xerox Corporation. For reporting purposes, the Company recognized income tax expense on pretax income at the tax rates in effect as if the Company were filing tax returns on a stand-alone basis. For the three months ended March 31, 1997, the Company has recognized a tax benefit as a result of non taxable municipal bond interest received during the period.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company's total revenues and operating results have varied, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. The Company's revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic conditions. In addition, the Company's sales generally reflect a relatively high amount of revenues per order, and the loss or delay of individual orders, therefore, could have a significant impact on revenues and quarterly operating results of the Company. In addition, a significant amount of the Company's revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

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

LIQUIDITY AND CAPITAL RESOURCES

In September 1996, the Company completed an initial public offering of its common stock. In October 1996 the Underwriters of the offering exercised their over allotment option. The net proceeds received by the Company from the offering were approximately $23.3 million.

The Company's cash and cash equivalents and short-term investments totaled $25.0 million at March 31, 1997, representing 79.6% of total assets. Net cash used by operating activities for the three months ended March 31, 1997 was $129,300 and was primarily the result of reductions in deferred revenue and accrued liabilities. The Company intends to continue to invest in short-term, interest-bearing, investment grade securities.

For the three months ended March 31, 1997, the Company's investing activities used cash of $1.7 million primarily for purchases of short-term investments and for computer equipment and fixed assets required to support the growth of the Company.

The Company's current line of credit allows for borrowings up to $2.5 million at the bank's prime rate and expires in July 1997. As of March 31, 1997, the Company had no outstanding borrowings under its line of credit.

With the exception of plans to undertake capital spending to expand the corporate facilities in the second quarter of 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

The Company believes that its existing cash balances, anticipated cash flows from operations and its bank line of credit will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

On May 9, 1997, the Company purchased substantially all of the assets of Data Retrieval Corporation of America from the West Group. Included in the purchase were exclusive ownership of the TextComply, TextDBMS, TextGen, TextMigrate and TextBook software products along with the installed customer base and certain fixed assets. In the future a portion of the Company's cash could be used to acquire or invest in additional complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in its ordinary course of business, potential investments in and/or strategic acquisitions of certain businesses, products or technologies.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Document Sciences Corporation
                                       -----------------------------
                                       (Registrant)

Date:  May 14, 1997                    /S/ Barbara Amantea
-------------------                    --------------------------------
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