Form 10-Q
period 1997-06-30
DOCUMENT SCIENCES CORP
filed 1997-08-13
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________________ to ______________

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

            Delaware                                       33-0485994
            --------                                       ----------
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or of organization)                      Identification No.)

6333 Greenwich Drive, Suite 200
San Diego, CA                                                 92122
-------------                                                 -----
(Address of principal executive offices)                    (Zip Code)


                                 (619) 625-2000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No ( )

The number of shares of the issuer's Common Stock outstanding as of July 31, 1997 was 10,783,723

                                      Index


                          DOCUMENT SCIENCES CORPORATION

                                                                                                     Page
                                                                                                      No.
                                                                                                      ---
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets--June 30, 1997 and December 31, 1996..........................   3

Condensed consolidated statements of income--Three and Six months ended  June 30, 1997 and
1996................................................................................................   4

Condensed consolidated statements of cash flows--Six months ended June 30, 1997 and 1996............   5

Notes to condensed consolidated financial statements................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   7

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.........................................  13

Item 6.  Exhibits and Reports on Form 8-K...........................................................  13

Signatures..........................................................................................  14

PART I.  FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)

                         DOCUMENT SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     June 30,           December 31,
                                                                       1997                1996
                                                                    -----------         ------------
                                                                    (Unaudited)           (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                         2,550,968           2,465,694
    Short-term investments                                           19,871,538          23,142,885
    Accounts receivable, net                                          3,185,536           2,257,025
    Due from affiliates                                               2,231,670           2,377,364
    Other current assets                                                652,930             403,004
                                                                    -----------         -----------
       Total current assets                                          28,492,642          30,645,972
Property and equipment, net                                           1,929,578             998,203
Goodwill, net of accumulated amortization of $11,687                  1,040,173                  --
Other assets                                                            539,321             377,342
                                                                    -----------         -----------
       Total assets                                                  32,001,714          32,021,517
                                                                    ===========         ===========

LIABILITIES
Current liabilities:
    Accounts payable                                                    647,088             698,711
    Accrued liabilities                                                 704,795           1,289,033
    Deferred revenues                                                 2,753,922           2,477,723
    Current portion of obligations under capital leases                  62,922              62,439
    Current income tax expense payable to affiliate                     311,000             311,000
                                                                    -----------         -----------
       Total current liabilities                                      4,479,727           4,838,906

Obligations under capital leases                                         84,155             115,740
Deferred income taxes                                                   156,500             156,500

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      Authorized---30,000,000 shares
      Issued and outstanding shares --10,778,583 at June 30,
        1997 and 10,722,168 at December 31, 1996                         10,751              10,722
    Additional paid-in-capital                                       25,394,529          25,382,203
    Deferred compensation                                              (296,471)           (351,473)
    Unrealized gain on short term investments                            54,990              13,222
    Retained earnings                                                 2,117,533           1,855,697
                                                                    -----------         -----------
       Total stockholders' equity                                    27,281,332          26,910,371
                                                                    -----------         -----------
       Total liabilities and stockholders' equity                    32,001,714          32,021,517
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

                          DOCUMENT SCIENCES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                    Six Months Ended
                                                              June 30,                           June 30,
                                                              --------                           --------
                                                      1997              1996             1997              1996
                                                      ----              ----             ----              ----
Revenues:
    Initial license fees                          $  1,906,301       $1,939,524      $  3,689,380       $3,503,292
    Annual renewal license and support fees          1,166,979          555,201         1,966,920        1,100,355
    Services and other                               1,609,813        1,167,475         3,008,728        1,746,407
                                                  ------------       ----------      ------------       ----------
       Total revenues                                4,683,093        3,662,200         8,665,028        6,350,054
                                                  ------------       ----------      ------------       ----------
Cost of revenues:
    Initial license fees                               242,476          227,599           438,415          313,664
    Annual renewal license and support fees            170,886          110,363           281,250          244,588
    Services and other                                 594,871          182,753         1,002,598          321,572
                                                  ------------       ----------      ------------       ----------
Total cost of revenues                               1,008,233          520,715         1,722,263          879,824
                                                  ------------       ----------      ------------       ----------
       Gross profit                                  3,674,860        3,141,485         6,942,765        5,470,230
Operating expenses:
    Research and development                           801,260          579,407         1,493,946        1,085,470
    Selling, marketing and customer support          2,368,056        1,786,502         4,509,759        3,249,009
    General and administrative                         678,999          394,967         1,327,775          735,617
                                                  ------------       ----------      ------------       ----------
       Total operating expenses                      3,848,315        2,760,876         7,331,480        5,070,096
                                                  ------------       ----------      ------------       ----------
     Income from operations                           (173,455)         380,609          (388,715)         400,134
     Interest income, net                              284,775           10,502           571,651           15,839
                                                  ------------       ----------      ------------       ----------
Income before income taxes                             111,320          391,111           182,936          415,973
     Provision for (benefit of) income taxes           (52,500)         160,356           (78,900)         169,556
                                                  ------------       ----------      ------------       ----------
Net income                                        $    163,820       $  230,755      $    261,836       $  246,417
                                                  ============       ==========      ============       ==========

Net income per share                              $       0.01       $     0.03      $       0.02       $     0.03
                                                  ============       ==========      ============       ==========
Shares used in per share calculations               11,059,229        8,749,061        11,052,748        8,891,176
                                                  ============       ==========      ============       ==========


See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months         Six Months
                                                                                  Ended              Ended
                                                                                 June 30,           June 30,
                                                                                   1997              1996
                                                                                -----------       -----------
OPERATING ACTIVITIES
Net income                                                                      $   261,836       $   246,417
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
    Depreciation and amortization                                                   189,368           113,560
    Amortization of goodwill                                                         11,687                --
    Amortization of computer software costs                                          48,454            52,849
    Amortization of deferred compensation                                            55,002            33,525
    Provision for doubtful accounts                                                  39,292             5,982
    Changes in operating assets and liabilities, net of acquired business:
           Accounts receivable                                                     (822,109)           41,934
           Other current assets                                                    (249,926)          (20,134)
           Accounts payable                                                         (51,623)         (176,400)
           Accrued liabilities                                                     (584,238)          318,980
           Deferred revenue                                                        (500,661)           (2,608
                                                                                -----------       -----------
Net cash provided by (used for) operating activities                             (1,602,918)          614,105
INVESTING ACTIVITIES
Maturity of short-term investments                                                2,599,431                --
Proceeds from sales of short-term investments                                       671,916                --
Purchases of property and equipment                                                (888,743)         (287,562)
Cash paid for acquired business                                                    (507,000)               --
Unrealized gains on securities                                                       41,768                --
Additions to computer software costs                                               (210,433)         (104,236)
                                                                                -----------       -----------
Net cash provided by (used for) investing activities                              1,706,939          (391,798)
                                                                                -----------       -----------
FINANCING ACTIVITIES
Principal payments under capital lease obligations                                  (31,102)          (34,244)
Issuance of common stock                                                             12,355             6,601
                                                                                -----------       -----------
Net cash used for financing activities                                              (18,747)          (27,643)
                                                                                -----------       -----------
Increase in cash and cash equivalents                                                85,274           194,664
Cash and cash equivalents at beginning of period                                  2,465,694         1,271,120
                                                                                ===========       ===========
Cash and cash equivalents at end of period                                      $ 2,550,968       $ 1,465,784
                                                                                ===========       ===========



See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note B--Transactions with Affiliates

The Company has a strategic marketing alliance with Xerox Corporation (Xerox) under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenue in the accompanying condensed consolidated statements of income are commissions earned from Xerox totaling $403,000 and $234,400 for the three months ended June 30, 1996 and 1997, respectively, and $586,600 and $413,400 for the six months ended June 30, 1996 and 1997, respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying condensed consolidated statements of income and totaled $37,200 and $19,900 for the three months ended June 30, 1996 and 1997, respectively, and $67,300 and $52,900 for the six months ended June 30, 1996 and 1997, respectively.

The Company has distribution agreements with certain affiliates which provide such affiliates with the non-exclusive right to sub-license the Company's software in Australia, New Zealand and Canada. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $66,400 and $135,500 for the three months ended June 30, 1996 and 1997, respectively, and $136,300 and $368,400 for the six months ended June 30, 1996 and 1997, respectively. Related accounts receivable are $91,600 and $268,600 from these revenues at June 30, 1996 and 1997, respectively.

The Company has distribution agreements with certain affiliates which provide such affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $328,300 and $494,800 for the three months ended June 30, 1996 and 1997, respectively, and $539,600 and $974,200 for the six months ended June 30, 1996 and 1997, respectively. Related accounts receivable are $418,100 and $614,900 at June 30, 1996 and 1997, respectively.

Note C--Earnings per Share under FASB No. 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The calculation of diluted earnings per share will not change significantly. The impact of the adoption of Statement 128 is not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains certain trend analysis and other forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth in this discussion under "Factors That May Affect Future Operating Results" and other risks detailed from time to time in the Company's SEC reports. In addition, the discussion of the Company's results of operations should be read in conjunction with the sections entitled "Certain Additional Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

OVERVIEW

Document Sciences Corporation (the "Company") develops, markets and supports a family of document automation software and services used in high volume electronic publishing applications. The Company was incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox Corporation ("Xerox"), and following the Company's initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 63%.

On May 9, 1997 the Company purchased substantially all of the assets of Data Retrieval Corporation of America from the West Group. Included in the purchase were exclusive ownership of the TextComply, Text DBMS, TextGen, TextMigrate and TextBook software products and the installed base of commercial accounts. The Company has retained employees responsible for the development, product support and customer service of the software products. In addition, the Company will continue to provide training and consulting support for existing and future customers.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:

                                                  Three Months Ended    Six Months Ended
                                                       June 30,              June 30,
                                                     1997    1996          1997    1996
                                                     ----    ----          ----    ----
       Revenues:
          Initial license fees                         41%     53%           42%     55%
          Annual renewal license and support fees      25      15            23      17
          Services and other                           34      32            35      28
                                                      ---     ---           ---     ---
                 Total revenues                       100%    100%          100%    100%
                                                      ---     ---           ---     ---

                                                     Three Months ended   Six Months ended
                                                            June 30,          June 30,
                                                       1997       1996      1997     1996
                                                       ----       ----      ----     ----

       Cost of revenues:
         Initial license fees                             5%         6%        5%       5%
         Annual renewal license and support fees          4          3         3        4
          Services and other                             13          5        12        5
                                                       ----       ----      ----     ----
                Total cost of revenues                   22%        14%       20%      14%
                                                       ----       ----      ----     ----
        Gross profit                                     78%        86%       80%      86%
                                                       ----       ----      ----     ----

        Operating expenses
          Research and development                       17%        16%       17%      17%
          Selling, marketing and customer support        51         48        52       51
          General and administrative                     14         11        16       12
                                                       ----       ----      ----     ----
             Total operating expenses                    82%        75%       85%      80%
                                                       ----       ----      ----     ----

        Income from operations                           (4)        11        (5)       6
        Interest income, net                              6         --         7     ----
                                                       ----       ----      ----     ----
        Income before provision for taxes                 2         11         2        6
                                                       ----       ----      ----     ----
        Provision for (benefit of) income taxes          (1)         5        (1)       2
                                                       ====       ====      ====     ====
            Net income                                    3%         6%        3%       4%
                                                       ====       ====      ====     ====


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

Total revenues increased by 27.9% from $3.7 million for the three months ended June 30, 1996 to $4.7 million for the three months ended June 30, 1997, and increased by 36.5% from $6.4 million for the six months ended June 30, 1996 to $8.7 million for the six months ended June 30, 1997. This growth was due primarily to the increases in revenues from consulting services, which are included in services and other, and increases in annual renewal and support fees, which have increased in part as a result of the large installed customer base acquired in the Data Retrieval transaction.

The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary increased by less than 1% from $1.1 million for the three months ended June 30, 1996 to $1.2 million for the three months ended June 30, 1997, and increased by 35.7% from $1.9 million for the six months ended June 30, 1996 to $2.5 million for the six months ended June 30, 1997. This growth was principally due to a more established and experienced VAR channel in Europe. Revenues from export sales were 31% and 25% of total revenues for the three months ended June 30, 1996 and 1997, respectively and 30% and 29% of total revenues for the six months ended June 30, 1996 and 1997, respectively.

The Company and Xerox maintain a strategic marketing alliance agreement under which the parties have agreed to pay each other fees on referrals that lead to the successful licensing or sales of each other's products. The Company's revenues from the strategic marketing alliance, principally commissions from sales of Xerox printers, were $403,000 and $234,400 for the three months ended June 30, 1996 and 1997, respectively, and $586,600 June 30, 1996 and $413,400 for the six months ended June 30, 1997, respectively. The fees received by the Company from sales of Xerox printers under the strategic marketing alliance have little associated costs, have had a high degree of inconsistency from quarter to quarter and are difficult to project. Failure to continue to receive such fees could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements related to the licensing, maintenance and support of the Company's products increased 59.7% from $394,700 for the three months ended June 30, 1996 to $630,300 for the three months ended June 30, 1997 and increased by 98.6% from $675,900 for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997. This increase is due principally to substantially increased European revenues from Xerox affiliates, and, to a lesser extent, to increased sales through Xerox Canada Ltd. and Fuji Xerox Australia.

Initial license fees. Initial license fee revenues decreased 1.7% from $1.94 million for the three months ended June 30, 1996 to $1.91 million for the three months ended June 30, 1997 and increased by 5.3% from $3.5 million for the six months ended June 30, 1996 to $3.7 million for the six months ended June 30, 1997. The increase was due principally to sales to new customers, expansion of the direct sales force and expansion of the Company's indirect distribution channel, especially the VAR channel in Europe. Initial license fees have declined as a percentage of total revenue due to customers increasing demand for consulting services and a significant increase in annual renewal license and support fees.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 110% from $555,200 for the three months ended June 30, 1996 to $1.2 million for the three months ended June 30, 1997 and increased by 78.8% from $1.1 million for the six months ended June 30, 1996 to $2.0 million for the six months ended June 30, 1997. The increase was principally due to the larger installed base of users of the Company's software products and additional support fees acquired in the Data Retrieval acquisition in May 1997. As a percentage of total revenues, annual renewal license and support fees have increased from 15.2% to 24.9% for the three months ended June 30, 1996 and 1997, and from 17.3% to 22.7% for the six months ended June 30, 1996 and 1997.

Services and other. Revenues from services and other increased 37.9% from $1.2 million for the three months ended June 30, 1996 to $1.6 million for the three months ended June 30, 1997, and increased 72.3% from $1.7 million for the six months ended June 30, 1996 to $3.0 million for the six months ended June 30, 1997. Revenues from consulting services, which is included in services and other, represented a larger component of new customer orders compared to the first six months of 1996, while overall new customers orders remained relatively consistent during the first six months of 1997.

Cost of Revenues

Total cost of revenues was 14.2% and 21.5% of total revenues for the three months ended June 30, 1996 and 1997, respectively, and 13.9% and 19.9% of total revenues for the six months ended June 30, 1996 and 1997, respectively. The increase in cost of revenues as a percentage of total revenues resulted primarily from increased personnel costs associated with providing additional professional consulting services to customers.

Cost of initial license fees. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel and the cost of third party software. The cost of initial licenses increased 6.5% from $227,600 for the three months ended June 30, 1996 to $242,500 for the three months ended June 30, 1997 and increased by 39.8% from $313,700 for the six months ended June 30, 1996 to $438,400 for the six months ended June 30, 1997. These increases were primarily the result of increased payments for third party software integrated into the Company's Document Library software products. As a percent of initial license fee revenues, the cost of initial license fees was 11.7% and 12.7% for the three months ended June 30, 1996 and 1997, respectively, and 9.0% and 11.8% for the six months ended June 30, 1996 and 1997. The cost of initial license fees also included the amortization of capitalized software development costs of $25,300 and $23,200 for the three months ended June 30, 1996 and 1997, respectively, and $52,800 and $48,500 for the six months ended June 30, 1996 and 1997, respectively.

Cost of annual renewal license and support fees. Cost of annual renewal license and support fees consists primarily of employment-related costs for the Company's technical support staff, which performs technical software support services. These costs increased 54.8% from $110,400 for the three months ended June 30, 1996 to $170,900 for the three months ended June 30, 1997 and increased 15.0% from $244,600 for the six months ended June 30, 1996 to $281,300 for the six months ended June 30, 1997. As a percentage of annual renewal license and support fee revenues, these costs were 19.9% and 14.6% for the three months ended June 30, 1996 and 1997, respectively, and 22.2% and 14.3% for the six months ended June 30, 1996 and 1997, respectively. This increase in absolute dollars is attributed to the additional technical support personnel necessary to support the customer base acquired from Data Retrieval as well as an increase in the installed base of users of the Company's software products. The decrease in costs as a percentage of revenue is the result of a more experienced and efficient support staff.

Cost of services and other. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance. Cost of services and other revenue increased 225.5% from $182,800 for the three months ended June 30, 1996 to $594,900 for the three months ended June 30, 1997 and increased 211.8% from $321,600 for the six months ended June 30, 1996 to $1,002,600 for the six months ended June 30, 1997. The costs of services and other represented 15.7% and 37.0% of the related revenues for the three months ended June 30, 1996 and 1997, respectively and 18.4% and 33.3% of the related revenues for the six months ended June 30, 1996 and 1997 respectively. The increase in cost of services and other revenues resulted principally from the additional costs related to the Company providing increased professional consulting services.

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. The Company expenses all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of production are capitalized until general release of the product. The capitalized costs of software production are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. The Company capitalized $28,400 and $210,400 of software costs for the three month periods ended June 30, 1996 and 1997, respectively, and $104,200 and $210,400 for the six months ended June 30, 1996 and 1997, respectively. Research and development expenses increased 38.3% from $579,400 for the three months ended June 30, 1996 to $801,300 for the three months ended June 30, 1997 and increased 37.6% from $1,085,500 for the six months ended June 30, 1996 to $1,493,900 for the six months ended June 30, 1997. The increase in these expenses resulted principally from the expansion of the engineering staff and related costs.

Selling, marketing and customer support. Selling, marketing and customer support expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. These expenses increased 32.6% from $1.8 million for the three months ended June 30, 1996 to $2.4 million for the three months ended June 30, 1997 and increased 38.8% from $3.2 million for the six months ended June 30, 1996 to $4.5 million for the six months ended June 30, 1997. The growth of these expenses was due principally to increased sales, sales support and marketing personnel and related costs and commissions associated with increased revenues and increased marketing programs.

General and administrative. General and administrative expenses consist primarily of employment-related costs for finance, administration and human resources, and general corporate management and services. These expenses increased 71.9% from $395,000 for the three months ended June 30, 1996 to $679,000 for the three months ended June 30, 1997 and increased 80.5% from $735,600 for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997. These expenses represented 10.8% and 14.5% of the total revenues for the three months ended June 30, 1996 and 1997, respectively, and 11.6% and 15.3% of the total revenues for the six months ended June 30, 1996 and 1997, respectively. The increase in general and administrative expenses in absolute dollars was the result of growth in the finance and administrative operations of the Company and increased expenses associated with being a publicly traded company. The Company expects general and administrative expenses to increase for the remainder of the year in order to support the growth of the Company.

Interest and other income (expense), net. Interest and other income is primarily composed of interest income from cash and cash equivalents and short term investments offset by financing charges related to equipment leases and other debt. Interest and other income increased from $10,500 for the three months ended June 30, 1996 to $284,800 for the three months ended June 30, 1997 and from $15,800 for the six months ended June 30, 1996 to $571,700 for the six months ended June 30, 1997. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in September 1996.

Provision for (benefit of) income taxes. From its inception to September 20, 1996, the Company's taxes were included in the consolidated tax returns of Xerox Corporation. For reporting purposes, the Company recognized income tax expense on pretax income at the tax rates in effect as if the Company were filing tax returns on a stand-alone basis. For the three months and six months ended June 30, 1997, the Company has recognized a tax benefit as a result of non taxable municipal bond interest received during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

In September 1996, the Company completed an initial public offering of its common stock. In October 1996, the Underwriters of the offering exercised their over allotment option. The net proceeds received by the Company from the offering were approximately $23.3 million.

The Company's cash and cash equivalents and short-term investments totaled $22.4 million at June 30, 1997, representing 70.1% of total assets. Net cash used by operating activities for the six months ended June 30, 1997 was $1.6 million and was primarily the result of reductions in accrued liabilities, accounts receivable and deferred revenue. The Company intends to continue to invest in short-term, interest-bearing, investment grade securities.

For the six months ended June 30, 1997, the Company's investing activities included net inflows from the maturity and sale of short term investments of $3.3 million dollars offset by $1.6 million dollars used primarily for purchases of fixed assets required to support the growth of the Company and the acquisition of substantially all of the assets of Data Retrieval Corporation.

The Company's line of credit allowed borrowings up to $2.5 million at the bank's prime rate and expired in July 1997. The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months, and accordingly, has elected not to renew the line of credit. As of June 30, 1997, the Company had no outstanding borrowings under its line of credit.

The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases for the remainder of the year.

In the future, a portion of the Company's cash could be used to acquire or invest in additional complementary businesses or products or obtain the right to use complementary technologies. The Company is currently evaluating, in its ordinary course of business, potential investments in and/or strategic acquisitions of certain businesses, products or technologies.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of  Security Holders

At the Company's Annual Meeting of Stockholders held on April 25, 1997, the following individuals were elected to the Board of Directors:

                                                                    Votes
                                               Votes For           Withheld
                                               ---------           --------
Tony N. Domit                                  9,316,178            109,753
Charles P. Holt                                9,410,668             15,263
Thomas Ringer                                  9,411,368             14,563
Colin J. O'Brien                               9,316,023            109,908
James J. Costello                              9,411,368             14,563
Barton L. Faber                                9,359,958             65,983

The following proposals were approved at the Company's Annual Meeting:

                                                           Affirmative    Negative
                                                              Votes         Votes      Abstain
                                                           -----------    --------     -------
1.    Proposal to approve the adoption of the
      Company's 1997 Employee Stock Purchase
      Plan and the reservation of 350,000 shares of
      the Company's common stock thereunder.                9,390,648      25,783       9,500


2.    Proposal to ratify the appointment of Ernst &
      Young LLP as the independent auditors of the
      Company for the fiscal year ended December
      31, 1997.                                             9,368,741       8,933      48,257


Item 6.  Exhibits and Reports on 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Document Sciences Corporation
                                        (Registrant)



Date:  August 11, 1997                  /s/ Barbara Amantea
----------------------                  ----------------------------------------
                                        Barbara Amantea, Vice President,
                                        Chief Financial Officer (Duly Authorized
                                        and Principal Financial Officer)



                                  EXHIBIT INDEX

Exhibit
No.            Description
---            -----------
27             Financial Data Schedule
