Form 10-Q
period 1997-09-30
DOCUMENT SCIENCES CORP
filed 1997-11-14
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

             Delaware                                           33-0485994
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or of organization)                           Identification No.)

6333 Greenwich Drive, Suite 200
San Diego, CA                                                        92122
(Address of principal executive offices)                           (Zip Code)

                                 (619) 625-2000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock outstanding as of October 31, 1997 was 10,802,150.

                                      Index


                          DOCUMENT SCIENCES CORPORATION

                                                                                   Page
                                                                                   No.
                                                                                   ---
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets---September 30, 1997 and
December 31, 1996...............................................................    3

Condensed consolidated statements of income---Three and Nine months ended
September 30, 1997 and 1996.....................................................    4

Condensed consolidated statements of cash flows---Nine months ended September
30, 1997 and 1996...............................................................    5

Notes to condensed consolidated financial statements............................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations...................................................................    7

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K........................................   13

Signatures......................................................................   14

PART I.  FINANCIAL INFORMATION

Item 1-Financial Statements (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,      December 31,
                                                                 1997               1996
                                                             -------------      ------------
                                                             (Unaudited)           (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                $    817,999       $  2,465,694
    Short-term investments                                     20,862,090         23,142,885
    Accounts receivable, net                                    4,308,683          2,257,025
    Due from affiliates                                           860,487          2,377,364
    Other current assets                                          720,143            403,004
                                                             ------------       ------------
       Total current assets                                    27,569,402         30,645,972
Property and equipment, net                                     2,083,827            998,203
Goodwill, net of accumulated amortization of $29,218            1,022,643                 --
Other assets                                                      749,169            377,342
                                                             ============       ============
       Total assets                                          $ 31,425,041       $ 32,021,517
                                                             ============       ============

LIABILITIES
Current liabilities:
    Accounts payable                                         $    661,841       $    698,711
    Accrued liabilities                                           600,794          1,289,033
    Deferred revenues                                           2,734,111          2,477,723
    Current portion of obligations under capital leases            63,217             62,439
    Current income tax expense payable to affiliate               311,000            311,000
                                                             ------------       ------------
       Total current liabilities                                4,370,963          4,838,906

Obligations under capital leases                                   69,973            115,740
Deferred income taxes                                             156,500            156,500

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      Authorized---30,000,000 shares;
      Issued and outstanding shares --10,792,050 at
      September 30, 1997 and 10,722,168 at
      December 31, 1996                                            10,792             10,722
    Additional paid-in capital                                 25,396,931         25,382,203
    Deferred compensation                                        (268,970)          (351,473)
    Treasury stock                                               (285,000)                --
    Unrealized gain on short-term investments                     109,417             13,222
    Retained earnings                                           1,864,435          1,855,697
                                                             ------------       ------------
       Total stockholders' equity                              26,827,605         26,910,371
                                                             ============       ============
       Total liabilities and stockholders' equity            $ 31,425,041       $ 32,021,517
                                                             ============       ============

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

                          DOCUMENT SCIENCES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                            -----------------------------      ------------------------------
                                                1997              1996             1997              1996
                                            ------------       ----------      ------------       -----------
Revenues:
    Initial license fees                    $  1,599,055       $2,526,772      $  5,288,435       $ 6,030,064
    Annual renewal license and support
      fees                                     1,307,589          631,140         3,274,509         1,731,495
    Services and other                         1,496,409          951,691         4,505,137         2,698,098
                                            ------------       ----------      ------------       -----------
       Total revenues                          4,403,053        4,109,603        13,068,081        10,459,657
                                            ------------       ----------      ------------       -----------
Cost of revenues:
    Initial license fees                         139,231          212,780           577,646           526,444
    Annual renewal license and support
      fees                                       247,437          122,646           528,687           367,234
    Services and other                           741,604          288,020         1,744,202           609,592
                                            ------------       ----------      ------------       -----------
       Total cost of revenues                  1,128,272          623,446         2,850,535         1,503,270
                                            ------------       ----------      ------------       -----------
         Gross profit                          3,274,781        3,486,157        10,217,546         8,956,387
Operating expenses:
    Research and development                     934,497          652,865         2,428,443         1,738,335
    Selling, marketing and customer
      support                                  2,310,860        1,893,053         6,820,619         5,142,062
    General and administrative                   700,953          411,079         2,028,728         1,146,696
                                            ------------       ----------      ------------       -----------
       Total operating expenses                3,946,310        2,956,997        11,277,790         8,027,093
                                            ------------       ----------      ------------       -----------
     Income (loss) from operations              (671,529)         529,160        (1,060,244)          929,294
     Interest income, net                        266,326           25,644           837,977            41,483
                                            ------------       ----------      ------------       -----------
Income (loss) before income taxes               (405,203)         554,804          (222,267)          970,777
     Provision for (benefit of) income
       taxes                                    (152,100)         221,922          (231,000)          391,478
                                            ------------       ----------      ------------       -----------
Net income (loss)                           $   (253,103)      $  332,882      $      8,733       $   579,299
                                            ============       ==========      ============       ===========

Net income (loss) per share                 $      (0.02)      $     0.04      $       0.00       $      0.06
                                            ============       ==========      ============       ===========
Shares used in per share calculations         10,984,948        9,144,517        11,020,061         8,977,371
                                            ============       ==========      ============       ===========


See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 Nine Months         Nine Months
                                                                    Ended               Ended
                                                                September 30,       September 30,
                                                                    1997                1996
                                                                ------------        ------------
OPERATING ACTIVITIES
Net income                                                      $      8,733        $    579,299
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
    Depreciation and amortization                                    320,382             183,128
    Amortization of goodwill                                          29,218                  --
    Amortization of computer software costs                           70,454              78,760
    Amortization of deferred compensation                             82,503              61,026
    Provision for doubtful accounts                                   35,141              25,386
    Changes in operating assets and liabilities,
      net of acquired business:
           Accounts receivable                                      (569,922)         (1,645,576)
           Other current assets                                     (317,139)            (91,891)
           Accounts payable                                          (36,871)            592,463
           Accrued liabilities                                      (688,239)            613,052
           Deferred revenue                                         (520,472)            902,268
                                                                ------------        ------------
Net cash provided by (used for) operating activities              (1,586,212)          1,297,915

INVESTING ACTIVITIES
Proceeds from sales and maturity of short-term investments        11,139,055                  --
Purchases of short-term investments                               (8,858,259)                 --
Purchases of property and equipment                               (1,174,006)           (437,093)
Cash paid for acquired business                                     (507,000)                 --
Unrealized gains on securities                                        96,199                  --
Additions to computer software costs                                (442,281)           (104,236)
                                                                ------------        ------------
Net cash provided by (used for) investing activities                 253,708            (541,329)

FINANCING ACTIVITIES
Principal payments under capital lease obligations                   (44,989)            (33,336)
Purchase of treasury stock                                          (285,000)                 --
Issuance of common stock                                              14,798          19,594,794
                                                                ------------        ------------
Net cash provided by (used for) financing activities                (315,191)         19,561,458
                                                                ------------        ------------
Increase (decrease) in cash and cash equivalents                  (1,647,695)         20,318,044
Cash and cash equivalents at beginning of period                   2,465,694           1,271,120
                                                                ============        ============
Cash and cash equivalents at end of period                      $    817,999        $ 21,589,164
                                                                ============        ============



See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note B--Transactions with Affiliates

The Company has a strategic marketing alliance with Xerox Corporation (Xerox) under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenue in the accompanying condensed consolidated statements of income are commissions earned from Xerox totaling $130,800 and $259,200 for the three months ended September 30, 1997 and 1996, respectively, and $544,200 and $845,800 for the nine months ended September 30, 1997 and 1996, respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying condensed consolidated statements of income and totaled $0 and $98,300 for the three months ended September 30, 1997 and 1996, respectively, and $52,900 and $165,600 for the nine months ended September 30, 1997 and 1996, respectively.

The Company has distribution agreements with certain affiliates which provide such affiliates with the non-exclusive right to sub-license the Company's software in Australia, New Zealand and Canada. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $258,700 and $296,400 for the three months ended September 30, 1997 and 1996, respectively, and $627,100 and $432,700 for the nine months ended September 30, 1997 and 1996, respectively. Included in accounts receivable in the accompanying condensed consolidated balance sheets are $304,600 and $318,600 from these revenues at September 30, 1997 and 1996, respectively.

The Company has distribution agreements with certain affiliates which provide such affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $447,700 and $533,400 for the three months ended September 30, 1997 and 1996, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 1997 and 1996, respectively. Related accounts receivable are $461,100 and $943,600 at September 30, 1997 and 1996, respectively.

Note C--Earnings per Share under FASB No. 128

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company will adopt for all periods ending after December 15, 1997. Pursuant to SFAS No. 128, the Company will replace the reporting of primary earnings per share ("EPS") with basic EPS, which excludes the dilutive effect of stock options and warrants. Fully diluted EPS will be replaced by diluted EPS, which includes the dilutive effect of stock options, similar to the calculation of fully diluted EPS under Accounting Principles Board No. 15. The Company will be required to change the method currently used and to restate all prior periods. The effect of the adoption of SFAS No. 128 is not expected to be material for the three months ended September 30, 1997 and 1996.

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

The Company is currently assessing the potential impact of year 2000 software and operational compliance issues on its business and the related expenses of remedying such impact. The Company is utilizing both internal and external resources to identify, modify or reprogram, and perform extensive testing on its systems in connection with the year 2000 issue. Management has not yet assessed the year 2000 compliance expenses and related potential effect on the Company's earnings.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:


                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                                1997         1996        1997        1996
                                                ----         ----        ----        ----
Revenues:
 Initial license fees                             36%         62%         41%         58%
 Annual renewal license and support fees          30          15          25          16
 Services and other                               34          23          34          26
                                                ----         ---        ----         ---
      Total revenues                             100%        100%        100%        100%
                                                ----         ---        ----         ---

Cost of revenues:
 Initial license fees                              3%          5%          5%          5%
 Annual renewal license and support fees           6           3           4           4
 Services and other                               17           7          13           6
                                                ----         ---        ----         ---
      Total cost of revenues                      26%         15%         22%         15%
                                                ----         ---        ----         ---
Gross profit                                      74%         85%         78%         85%
                                                ----         ---        ----         ---

Operating expenses
  Research and development                        21%         16%         19%         16%
  Selling, marketing and customer support         52          46          52          49
  General and administrative                      16          10          15          11
                                                ----         ---        ----         ---
     Total operating expenses                     89%         72%         86%         76%
                                                ----         ---        ----         ---

Income (loss) from operations                    (15)         13          (8)          9
Interest income, net                               6           1           6           1
                                                ----         ---        ----         ---
Income (loss) before provision for taxes          (9)         14          (2)         10
Provision for (benefit of) income taxes           (3)          6          (2)          4
                                                ====         ===        ====         ===
    Net income (loss)                             (6)%         8%          0%          6%
                                                ====         ===        ====         ===


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

Total revenues increased 7.1% to $4.4 million for the three months ended September 30, 1997 from $4.1 million for the three months ended September 30, 1996, and increased 24.7% to $13.1 million for the nine months ended September 30, 1997 from $10.5 million for the nine months ended September 30, 1996. This growth was due primarily to the increases in revenues from consulting services, which are included in services and other, and increases in annual renewal and support fees, which have increased principally as a result of the customer base acquired in the Data Retrieval transaction.

The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary decreased 21.4% to $1.1 million for the three months ended September 30, 1997 from $1.4 million for the three months ended September 30, 1996, and increased 12.1% to $3.7 million for the nine months ended September 30, 1997 from $3.3 million for the nine months ended September 30, 1996. The decrease for the three month period ended September 30, 1997 is the result of fewer large transactions as compared to the same period in 1996. The growth in revenue for the nine month period was due principally to a more established and experienced VAR channel in Europe. Revenues from export sales were 26% and 34% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 28% and 31% of total revenues for the nine months ended September 30, 1997 and 1996, respectively.

The Company and Xerox maintain a strategic marketing alliance agreement under which the parties have agreed to pay each other fees on referrals that lead to the successful licensing or sales of each other's products. The Company's revenues from the strategic marketing alliance, principally commissions from sales of Xerox printers, were $130,800 and $259,200 for the three months ended September 30, 1997 and 1996, respectively, and were $544,200 and $845,800 for the nine months ended September 30, 1997 and 1996, respectively. The fees received by the Company from sales of Xerox printers under the strategic marketing alliance have little associated costs, have had a high degree of inconsistency from quarter to quarter and are difficult to project. Failure to continue to receive such fees could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements related to the licensing, maintenance and support of the Company's products decreased 14.9% to $706,400 for the three months ended September 30, 1997 from $829,900 for the three months ended September 30, 1996, and increased 33.3% to $2.0 million for the nine months ended September 30, 1997 from $1.5 million for the nine months ended September 30, 1996. The decrease for the three month period ended September 30, 1997 is the result of fewer large transactions as compared to the same period in 1996, particularly in the European market. The increase for the nine month period is due principally to substantially increased European revenues from Xerox affiliates, and, to a lesser extent, to increased sales through Xerox Canada Ltd. and Fuji Xerox Australia.


Initial license fees. Initial license fee revenues decreased 36.0% to $1.6 million for the three months ended September 30, 1997 from $2.5 million for the three months ended September 30, 1996, and decreased 11.7% to $5.3 million for the nine months ended September 30, 1997 from $6.0 million for the nine months ended September 30, 1996. These decreases in initial license fees in dollars were due principally to a reduction in the total number of transactions. Initial license fees have declined as a percentage of total revenue due to customers' increasing demand for consulting services and a significant increase in annual renewal license and support fees as a result of the Data Retrieval acquisition.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 106.0% to $1.3 million for the three months ended September 30, 1997 from $631,100 for the three months ended September 30, 1996, and increased 94.1% to $3.3 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996. The increases were principally due to the larger installed base of users of the Company's software products and additional support fees acquired in the Data Retrieval acquisition in May 1997. As a percentage of total revenues, annual renewal license and support fees have increased to 29.7% from 15.4% for the three months ended September 30, 1997 and 1996, and have increased to 25.0% from 16.6% for the nine months ended September 30, 1997 and 1996.

Services and other. Revenues from services and other increased 50.0% to $1.5 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996, and increased 66.7% to $4.5 million for the nine months ended September 30, 1997 from $2.7 million for the nine months ended September 30, 1996. The growth in revenues from consulting services, which is included in services and other, both in revenue dollars and in service revenues as a percent of total revenues was attributable to increasing demand for consulting services which has become a larger component of new customer orders.

Cost of Revenues

Total cost of revenues was 25.6% and 15.2% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 21.8% and 14.4% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase in cost of revenues as a percentage of total revenues resulted primarily from increased personnel costs associated with providing additional professional consulting services to customers.

Cost of initial license fees. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel and the cost of third party software. The cost of initial licenses decreased 34.6% to $139,200 for the three months ended September 30, 1997 from $212,800 for the three months ended September 30, 1996, and increased 9.7% to $577,600 for the nine months ended September 30, 1997 from $526,400 for the nine months ended September 30, 1996. The decrease for the three months ended September 30, 1997 was the result of a decline in initial license fees for the period, while the increase for the nine months was the result of increased payments for third party software integrated into the Company's software products. As a percent of initial license fee revenues, the cost of initial license fees was 8.7% and 8.4% for the three months ended September 30, 1997 and 1996, respectively, and 10.9% and 8.7% for the nine months ended September 30, 1997 and 1996. The cost of initial license fees also included the amortization of capitalized software development costs of $22,000 and $25,900 for the three months ended September 30, 1997 and 1996, respectively, and $70,500 and $78,800 for the nine months ended September 30, 1997 and 1996, respectively.

Cost of annual renewal license and support fees. Cost of annual renewal license and support fees consists primarily of employment-related costs for the Company's technical support staff, which performs technical software support services. These costs increased 101.8% to $247,400 for the three months ended September 30, 1997 from $122,600 for the three months ended September 30, 1996, and increased 44.0% to $528,700 for the nine months ended September 30, 1997 from $367,200 for the nine months ended September 30, 1996. As a percentage of annual renewal license and support fee revenues, these costs were 18.9% and 19.4% for the three months ended September 30, 1997 and 1996, respectively, and 16.1% and 21.2% for the nine months ended September 30, 1997 and 1996, respectively. This increase in absolute dollars is attributed to the additional technical support personnel necessary to support the customer base acquired from Data Retrieval as well as an increase in the installed base of users of the Company's software products. The decrease in costs as a percentage of revenue is the result of a more experienced and efficient support staff.

Cost of services and other. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance. Cost of services and other revenue increased 157.5% to $741,600 for the three months ended September 30, 1997 from $288,000 for the three months ended September 30, 1996, and increased 178.9% to $1.7 million for the nine months ended September 30, 1997 from $609,600 for the nine months ended September 30, 1996. The costs of services and other represented 49.6% and 30.3% of the related revenues for the three months ended September 30, 1997 and 1996, respectively and 38.7% and 22.6% of the related revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase in cost of services and other revenues resulted principally from the additional personnel costs related to the Company providing increased professional consulting services.

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. The Company expenses all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of production are capitalized until general release of the product. The capitalized costs of software production are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. The Company capitalized $231,800 for the three months ended September 30, 1997 while no costs were capitalized for the three months ended September 30, 1996, and $442,300 and $172,500 were capitalized for the nine months ended September 30, 1997 and 1996, respectively. Research and development expenses increased 43.1% to $934,500 for the three months ended September 30, 1997 from $652,900 for the three months ended September 30, 1996, and increased 41.2% to $2.4 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996. The increase in these expenses resulted principally from the expansion of the engineering staff and related costs.

Selling, marketing and customer support. Selling, marketing and customer support expenses consist primarily of salaries, commissions, marketing programs and related costs for pre-and post sales activity. These expenses increased 22.1% to $2.3 million for the three months ended September 30, 1997 from $1.9 million for the three months ended September 30, 1996, and increased 33.3% to $6.8 million for the nine months ended September 30, 1997 from $5.1 million for the nine months ended September 30, 1996. The growth of these expenses was due principally to increased sales, sales support and marketing personnel and the related costs and commissions associated with increased revenues.

General and administrative. General and administrative expenses consist primarily of employment-related costs for finance, administration and human resources, and general corporate management and services. These expenses increased 70.5% to $701,000 for the three months ended September 30, 1997 from $411,100 for the three months ended September 30, 1996 and increased 81.8% to $2.0 million for the nine months ended September 30, 1997 from $1.1 million for the nine months ended September 30, 1996. These expenses represented 15.9% and 10.0% of the total revenues for the three months ended September 30, 1997 and 1996, respectively, and 15.5% and 11.0% of the total revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase in general and administrative expenses in absolute dollars was the result of growth in the finance and administrative operations of the Company and increased expenses associated with being a publicly traded company. The Company expects general and administrative expenses to increase for the remainder of the year in order to support the growth of the Company.

Interest and other income (expense), net. Interest and other income is primarily composed of interest income from cash and cash equivalents and short-term investments offset by finance charges related to equipment leases and other debt. Interest and other income increased to $266,300 for the three months ended September 30, 1997 from $25,600 for the three months ended September 30, 1996, and increased to $838,000 for the nine months ended September 30, 1997 from $41,500 for the nine months ended September 30, 1996. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in September 1996.

Provision for (benefit of) income taxes. From its inception to September 20, 1996, the Company's taxes were included in the consolidated tax returns of Xerox Corporation. For reporting purposes, the Company recognized income tax expense on pretax income at the tax rates in effect as if the Company were filing tax returns on a stand-alone basis. For the three months and nine months ended September 30, 1997, the Company has recognized a tax benefit as a result of non-taxable municipal bond interest received during the period.

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

The Company's cash and cash equivalents and short-term investments totaled $21.7 million at September 30, 1997, representing 69.1% of total assets. Net cash used by operating activities for the nine months ended September 30, 1997 was $1.6 million and was primarily the result of reductions in accrued liabilities, accounts receivable and deferred revenue. The Company intends to continue to invest in short-term, interest-bearing, investment grade securities.

For the nine months ended September 30, 1997, the Company's investing activities included net inflows from the maturity, sale and purchase of short-term investments of $2.3 million dollars offset by $1.7 million dollars used primarily for purchases of fixed assets required to support the growth of the Company and the acquisition of substantially all of the assets of Data Retrieval Corporation.

Prior to July 1997, the Company's line of credit allowed borrowings up to $2.5 million at the bank's prime rate. The Company had no outstanding borrowings under this line of credit which expired in July 1997. The Company has elected not to renew this line of credit and believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Document Sciences Corporation
                                        ----------------------------------------
                                        (Registrant)




Date:  November 14, 1997                /s/ Robert D. Gerhart
------------------------                ----------------------------------------
                                        Robert D. Gerhart, Controller (Duly
                                        Authorized and Chief Accounting Officer)



                                  EXHIBIT INDEX

Exhibit
No.                                 Description
-------                             -----------
27                                  Financial Data Schedule