Form 10-K
period 1997-12-31
DOCUMENT SCIENCES CORP
filed 1998-03-31
CIK 1016831

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                      ------------------------------------

(MARK ONE)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-20981
                         DOCUMENT SCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                   33-0485994
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)
     6333 GREENWICH DRIVE, SUITE 200, SAN DIEGO,                    92122
                     CALIFORNIA                                  (zip code)
      (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 625-2000
                      ------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     As of March 27, 1998, there were 10,814,962 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 27, 1998) was approximately $12,484,489. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on April 28, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

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

     Document Sciences Corporation (the "Company") develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. Document automation has become increasingly important as more companies realize the benefits of automating the high volume production of individually customized documents that require the precise layout of information such as financial data, marketing text and graphs. The Company's document automation software, the Autograph family of products, enables personalized and customized publishing solutions for many industries including insurance, managed healthcare, financial services, telecommunications, manufacturing/distribution, government and commercial print services. The Company's products facilitate an important form of communication between organizations and customers by employing enterprise database assets to produce high-quality documents that are ready to print on demand and distribute in high volume. Additionally, the Company's core technology is being applied to provide electronic document automation solutions for the Internet, intranets and commercial on-line services. Autograph is licensed to more than 670 customers worldwide who are collectively producing an estimated one billion customized pages per month. The highly portable Autograph software platform enables cost-effective, just-in-time, on demand, high volume publishing that is fully automated, capable of quality document composition, and flexible for enduser customization. The Company's products are used in a wide array of computing environments from client/server to large computer systems.

PRODUCTS

     The Company's Autograph family of products currently addresses three major functional areas: Document Composition and Assembly, Document Management, and Document Viewing, as described below. All of the Company's software products can be complemented by the Company's Professional Services organization.

     The list price for an initial license fee for CompuSet, the Company's core product, is currently $75,000 for an initial mainframe installation and ranges down to $35,000 for an initial single PC; options currently range from $3,000 to $50,000. The Company licenses its products for one year, after which an annual renewal fee, usually in an amount equal to 15% of the initial license fee, is required for continued use. A typical new sale is currently about $85,000 for software licenses and approximately $50,000 for professional services.

DOCUMENT COMPOSITION AND ASSEMBLY

     Composition and Assembly. CompuSet, the Company's flagship product, automates document composition and assembly using data and information in corporate databases. It is the Company's core technology. CompuSet software consists of a rulebased language and a composition engine that provide high-speed composition and assembly of complex documents with high typographic and aesthetic levels of quality. Information content is marked with CompuSet tags which, in turn, are defined in logically separate style specifications. Without requiring real-time user interaction, the composition engine then transforms the tagged data and information into finished electronic documents that can be composed and assembled at rates in excess of 50 pages per second, depending on computing configuration and complexity of the document. Document construction facilities are extensive, including the full support of dynamic data driven graphics generation. CompuSet operates on a range of computers and operating systems including mainframes, workstations, network servers and personal computers.

     Data Capture and Setup. Data capture and setup products include CompuPrep and a number of Importers, and prepare data and information for subsequent composition and assembly by CompuSet.

CompuPrep is an optional tool that enables users to capture and tag raw data and information from a variety of sources, including corporate databases, for subsequent processing by CompuSet. It is a high level language that describes the data environment, related data processing and the tagging instructions for CompuSet. Importers accept externally generated document objects, including text, static graphics and scanned images, and convert them into formats compatible with CompuSet. The Importers support Adobe PostScript, Xerox Metacode and the TIFF standard for scanned images.

     Document Output and Merge. Emitters transform CompuSet's output into a number of popular Page Description Languages (PDLs) for printing and viewing. The PDLs provide instructions for rendering text, forms, bitmaps, and graphics into documents. The PDL formats currently supported are Xerox Metacode, IBM AFPDS, and Adobe PostScript. This part of the architecture is extensible and new Emitters can be provided as required.

     Application Development Tools. CompuSeries application development tools run on Microsoft Windows(R) and simplify document design and application prototyping. CompuSeries currently consists of several modules. CompuSpec is a tool for defining document formatting rules. Formatting specifications which are selected from a menu are associated with tags which are referenced in the document data. The results of the selected formatting specifications are visually displayed in a preview window. CompuBuild uses a PC version of CompuSet, combined with an editor to manipulate the tagged document data. CompuBuild supports all the dynamic functions and features of the CompuSet production engine. CompuMerge is a tool used to specify the placement of variable data into fixed document components such as in form-fill applications. CompuView Proof is a document proofing tool used to preview the document layout on the computer screen prior to printing. These tools were integrated into a single Windows application, called CompuSeries II. The Company is in Beta Testing to OEM JetForm(R) Corporation's JetForm Design product as well as the JetForm production print drivers for Metacode, Postscript and AFP printers, and will integrate it with CompuSeries II.

DOCUMENT MANAGEMENT

     Document Management tools provide client/server solutions for the creation, revision and management of document components used in the Company's document automation solutions. They consist of the Document Library Service (DLS) and Desktop Document Manager (DDM). DLS manages the document component creation process required by complex variable documents. In addition, DLS can be used to define complex assembly rules required for interactive or fully automated document composition and assembly with CompuSet. DLS uses a client/server architecture for accessing data and files on a mainframe or network server. DDM is the client component of DLS and manages text objects created with Microsoft Word(R). Text objects are tracked and managed in a multi-author environment by providing access security, revision control and approval levels. DDM also provides a criteria-based document object selection capability for customized or personalized documents. These criteria are then used by DLS to generate a CompuSet-ready tagged data file. The customized or personalized document assembly can be directed to occur in a high volume fashion on the server or in a just-in-time, on demand fashion on the local DDM PC.

DOCUMENT VIEWING

     Document Viewing enables on-line viewing and archiving of electronic documents produced by document automation applications. It consists of Document Viewing Service (DVS) and CompuView. DVS uses a client/server architecture for the creation and access of electronic document files. DVS is available for a variety of mainframe, Unix and PC platforms. The electronic document files are generated in a format called composite container format (CCF), which is optimized for fast, memory-efficient viewing, transport and storage. CCF files can then be viewed by CompuView. CCF files consist of three major components: a page description language (PDL) rendition of the pages for WYSIWYG viewing; various indices for locating documents; and reusable document elements. CCF files can also be distributed, archived or printed through document distribution and archiving systems offered by third party software developers that have integrated CompuView. CompuView is a Windows application for viewing CCF files. The view of the document is virtually identical to the printed document. CompuView may also be integrated with third party document retrieval systems. The Company introduced DVS in October 1995 and entered into several OEM agreements in 1997 to have the program incorporated into archiving software distributed by other major vendors.

     The Company is considering possible future Internet extensions, some of which are not currently under active development. The Company believes that its core technology can be extended to the Internet, intranets and commercial online services and has recently begun initial development activity in this area, although there can be no assurance that such development activity will result in commercially successful products. See "Business -- Research and Development".

PROFESSIONAL SERVICES

     In addition to its software products, the Company provides a comprehensive suite of services which can assist customers in the implementation of enterprise-wide and mission-critical document automation applications. Professional Services include on-site software installation, customer training programs, telephone support programs and consulting services. Consulting services are currently focusing on assisting in the sale of high margin initial software licenses by providing project management and application development. Eventually, the Company intends to expand Professional Services to include document design, systems design and integration. In addition to consulting services, the Company currently offers introductory-level customer education, which is included with CompuSet initial licenses. Additional and advanced classes are provided for additional fees at the Company's headquarters in San Diego and at customer sites. The Company offers advanced and specialized customer education in response to the unique needs of certain customers. The Company believes that expanded Professional Services enables customers to deploy the Company's document automation products more rapidly and effectively, and assist the Company in the development of new products and provide recurring revenue. The Professional Services and support organizations employed a staff of 56 as of December 31, 1997.

SALES AND MARKETING

     The Company's sales and marketing organization targets vertical industry markets that require document automation and high volume document personalization and customization. The Company currently licenses its products using a combination of direct sales and alternate channels. In the United States, the Company markets its products through a direct sales force. Sales representatives are provided with pre-sales technical support by regional application specialists. Sales representatives and the regional application specialists are located in Atlanta, Chicago, Cincinnati, Dallas, Minneapolis, New York City, Pittsburgh, Richmond, Raleigh, Sacramento, Yorba Linda, San Antonio, San Diego, Seattle and Washington, D.C. The Company distributes its products through value added reseller (VAR) relationships with Xerox Canada, Ltd. in Canada, Fuji Xerox Co., Ltd. in Australia, and Xerox Brazil, Ltd. in Brazil. The Company's subsidiary, Document Sciences Europe, markets and supports the Company's products in Europe, Africa and the Middle East by providing channel management, technical support, consulting and training services, and defining European market and product requirements. The Company licenses its products in Europe through VARs and, to a lesser extent, direct sales. The VARs are principally Rank Xerox Ltd. and other Xerox affiliates who remarket the Company's products. The Company's revenues from export transactions with Xerox affiliates were $3.1 million, $2.9 million and $2.9 million in 1995, 1996 and 1997, respectively. The sales, marketing, consulting and customer support organization employed a staff of 114 as of December 31, 1997.

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

     In addition, the Company intends to increase both its product offerings and markets through marketing, sales and distribution, and development relationships with other companies. Current relationships include formal and informal marketing and sales alliances with Xerox, IBM, OCE Printing Systems, Computer Associates, New Dimension Software, RSD, JetForm Corporation, Systemware, and Anacomp. These relationships provide sales leads for the Company's products and have extended the Company's sales coverage and networking capabilities.

RESEARCH AND DEVELOPMENT

     In general, the Company's strategy is to build products that augment and extend the document composition and assembly capabilities of its core products. Initially, product development investments were primarily focused on completing the Autograph family of products, which included delivering products for document viewing as well as adding support for additional print environments. In addition, there was a substantial investment in product maintenance and in software integration, testing, and documentation. The Company supplements its product development efforts by reviewing customer feedback on existing products and working with customers and potential customers to anticipate future product needs.

     To date, the Company's Autograph family of products have been applied mainly to document automation applications producing paper based documents. The Company believes that its core technology can be extended to provide electronic document automation for the Internet, intranets, and commercial on-line services. The short-term strategy is to engage this emerging opportunity with two complementary initiatives. First, the Company intends to work closely to define product requirements with existing customers, many of whom have expressed interest in using the Internet in their document automation solutions. Second, the Company intends to develop incremental extensions to its Autograph family of products which can be incorporated by current customers into existing document automation products provided by the Company. The Company believes that its core technology can be extended to the Internet, intranets and commercial on-line services, and has only recently begun initial development activity in this area. There can be no assurance that the Company will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that new products will achieve market acceptance.

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

     The Company expects to continue to enhance its existing products and to develop new products, particularly as they relate to electronic publishing applications. Research and development expenditures have grown substantially since the Company's inception. Such expenditures were $1.7 million in 1995, $2.3 million in 1996 and $3.3 million in 1997. These amounts do not include product support activities. The development organization has grown from 22 in 1995 to 32 in 1996 and 58 in 1997. The Company employs independent contractors as needed to supplement the permanent development staff.

COMPETITION

     The market for the Company's document automation products is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. The Company's software products are targeted at document intensive organizations that require the ability to produce large quantities of customized and personalized documents in paper or electronic form. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. The Company's principal competition currently comes from (i) systems developed in-house by the internal MIS departments of large organizations, (ii) direct competition in a number of its vertical markets, including Docucorp, which is partially owned by Xerox, in the insurance industry, M&I Data Services, Inc. in banking and financial services, and Group 1 Software, Inc. in commercial direct mailing, and (iii) direct competitors such as IBM's Direct Composition Facility
(DCF) and Group 1's recently introduced DOC1 product. The Company faces market resistance from the large installed base of legacy systems because of the reluctance of these customers to commit the time and effort necessary to convert their document automation processes to the Company's document automation software. Several of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, greater name recognition and a larger installed base of customers.

     It is also possible that the Company will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft Corporation and Adobe Corporation, and from large corporations providing database management software solutions, such as Oracle Corporation. In addition, Xerox, either directly or through affiliated entities, could compete with the Company. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources than the Company could attempt to enter or increase their presence in the Company's market either independently or by acquiring or forming strategic alliances with competitors of the Company or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     The Company believes that the principal competitive factors affecting its market include product performance and functionality, ease of use, scalability, operation across multiple computer and operating system platforms, product and company reputation, client service and support, and price. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and future competitors or that the Company will be successful in the face of increasing competition from new products or solutions introduced by existing competitors or by new companies entering the market. Further, there can be no assurance that the Company can maintain its position against current and future competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

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

     Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringes upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements.

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

EMPLOYEES

     As of December 31, 1997, the Company had 189 employees including 114 in sales, marketing, consulting and customer support, 58 in research and development, and 17 in finance and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intensive. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel.

CERTAIN ADDITIONAL BUSINESS RISKS

     The Company's business, financial condition and operating results may be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

     Limited Operating History. The Company was incorporated in October 1991 as a wholly-owned subsidiary of Xerox, and Xerox currently owns approximately 62% of the Company's outstanding shares of Common Stock. The Company's limited operating history makes the prediction of future operating results difficult, and the Company's operating history during prior periods cannot necessarily be regarded as indicative of the Company's prospects as an independent company, especially in light of the Company's investments in sales, marketing, professional services and development infrastructure. Accordingly, although the Company has experienced revenue growth in recent years, there can be no assurance that the Company will sustain such growth in revenues, if any, or that the Company will remain profitable on a quarterly or annual basis.

     Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. The Company's total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. The Company's revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the level of commissions on the sale of Xerox printers under the strategic marketing alliance between the Company and Xerox, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic conditions. In addition, the Company's sales generally reflect relatively high revenue per order, and the loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly operating results of the Company. Moreover, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to twelve months from the initial customer contact.

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

     The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer purchasing patterns and the Company's expense patterns. The Company believes that fourth quarter revenues are positively impacted by year-end capital purchases by large corporate customers and strong fourth quarter sales of printers by Xerox (which may generate sales of the Company's products), as well as the Company's sales compensation plans. As reflected in the fourth quarter of 1997, these seasonal factors have historically resulted in fourth quarter revenues being substantially higher than revenues in the preceding three quarters, as well as being higher than revenues in each of the first two quarters of the next year. In addition, a significant amount of the Company's revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of the third month.

     As a result of these factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Expansion of Sales and Distribution Channels" below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Control by Xerox. Xerox owns approximately 62% of the outstanding shares of Common Stock of the Company. Consequently, Xerox controls the Company, is able to elect the entire Board of Directors of the Company and continues to have significant input into the Company's operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of the assets of the Company. The voting power of Xerox could have the effect of delaying or preventing a change in control of the Company, and may prevent or discourage tender offers for the Company's Common Stock at a premium price by another person or entity. At present, Xerox affiliates hold three of the five seats on the Company's Board of Directors. See "Reliance on Relationships with Xerox; Lack of Independent Sales and Marketing Channels" below.

     Reliance on Relationships with Xerox; Lack of Independent Sales and Marketing Channels. The Company currently has a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a Cooperative Marketing Agreement, a Transfer and License Agreement and various distribution agreements. The Company relies on these relationships and agreements for a significant portion of its total revenues. In 1995, 1996 and 1997, total revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.9 million, $4.2 million and $3.8 million, representing 37%, 28% and 19% of the Company's total revenues, respectively. Further, the commissions received by the Company from sales of Xerox printers under the strategic marketing alliance, which were $752,000, $1.4 million, and $859,000 in 1995, 1996 and 1997, respectively, have little or no associated costs, have contributed a substantial portion of the Company's income from operations and net income for certain prior operating periods, have had a high degree of inconsistency from quarter to quarter and are difficult to estimate. Failure to continue to receive such commissions would have a material adverse effect on the Company's business, operating results and financial condition. Although neither Xerox nor its affiliated entities has expressed to the Company any intention to terminate their respective agreements with the Company, these agreements generally may be terminated on no more than 90 days notice. Accordingly, there can be no assurance that Xerox or its affiliates will continue these relationships or, if they do, that they will be on terms favorable to the Company. Furthermore, there can be no assurance that existing and potential customers will not be deterred by the existence of these relationships or by the historical ties between the Company and Xerox and its affiliates. Though the Company intends to continue its existing relationships with Xerox, the Company's strategy is to lessen its dependence on Xerox. However, there can be no assurance that the Company will be able to do so and, because of the Company's current level of dependence on Xerox, there can be no assurance that the Company's transition to a more independent company will not adversely affect its business, financial condition or results of operations. The failure by the Company to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Expansion of Sales and Distribution Channels" below.

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

     Expansion of Sales and Distribution Channels. The Company has substantially increased expenditures in support of its strategy to expand its global marketing, sales and customer support infrastructure in order to expand the market for the Company's products by providing direct sales and support services and increased channel distribution throughout the major markets of the world. Through this expansion, the Company hopes to lessen its dependence on Xerox and certain Xerox affiliates. In addition, the Company intends to increase both its product offerings and markets through marketing, sales and distribution and development relationships with other companies. The Company intends to increase the number of these strategic relationships as well as form alliances with system integrators and consultants. Whether the Company can successfully generate its own sales leads, introduce new products and enter into new markets will depend on its ability to expand its direct sales and support services, expand its indirect channel distribution, and increase its relationships and alliances with other companies. As a result of its planned expansion, the Company has and will continue to incur significant costs to build such corporate infrastructure ahead of anticipated revenues, and any failure to achieve growth in revenues in excess of increased expenses would have a material adverse affect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to successfully expand its direct sales and support services force, expand its indirect channel distribution, or establish or maintain successful third party relationships. Any failure to do so will have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Dependence on Success of New Products and Expansion of Professional Services. The Company's Autograph family of products have been applied mainly to document automation applications producing paper based documents. The Company believes its core technology can be extended to address applications requiring the delivery of customized and personalized electronic documents over electronic networks such as the Internet, intranets or commercial on-line services.

     The Company began shipping Document Viewing Service (DVS), an optional on-line viewer for electronic documents produced by document automation application in October 1995. Document Library Services (DLS), an optional document management tool, was released for general availability in September 1996. Prior to September 1996, DLS was in a limited release, with certain configurations still in beta testing. Revenues for DVS were $1.26 million in 1996 and $764,000 in 1997. Revenues for DLS were $1.0 million in 1996 and $1.27 million in 1997. Revenues for DVS and DLS were insignificant in 1995.

     In addition, the Company is increasing its focus on the consulting services component of its Professional Services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation applications. The Company has directed a significant amount of its product development expenditures to the on-going development of DVS and DLS and plans to devote a significant amount of future sales and marketing resources to the full commercial introduction of DVS and DLS.

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

     Lengthy Sales and Implementation Cycles. The license of the Company's software products is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle, typically between three and twelve months, to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products by customers involves a significant commitment of resources by such customers over an extended period of time, and is commonly associated with substantial customer business process reengineering efforts. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on the Company's business and results of operations and cause the Company's operating results to vary significantly from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Product Concentration. The Company derived 77% of its initial license revenues from licenses of CompuSet and related CompuSet option products in 1997. Initial license fees from DVS and DLS comprised 9% and 14%, respectively, in 1997. As a result, factors adversely affecting the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolesce of the hardware or software environments in which the Company's products run, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the CompuSet software and related products. There can be no assurance that the Company will continue to be successful in developing and marketing CompuSet products and related services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Industry Concentration. Licenses to end users in the insurance and commercial print services industries for 1995, 1996 and 1997 accounted for 61%, 55% and 61% respectively, of total revenues. The future success of the Company will depend on its ability to continue to successfully market its products in such industries, and to successfully market its products in other industries. The failure of the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Dependence on New Products and Product Enhancements. The Company's future business, operating results and financial condition will continue to depend upon its ability to develop new products that address the future needs of its target markets and to respond to emerging industry standards and practices. The Company believes that its core technology can be extended to the Internet, intranets and commercial on-line services, and has begun initial development activity in this area. There can be no assurance that the Company will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all, or that its new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in the commencement of commercial shipments of new products or enhancements, including DVS and DLS, may result in client dissatisfaction and delay or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. In order to provide its customers with integrated product solutions, the Company's future success will also depend in part upon its ability to maintain and enhance relationships with its technology partners, such as Computer Associates, JetForm Corporation, Anacomp and New Dimension Software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     International Operations. Revenues from export sales, including sales through its foreign subsidiary accounted for 42%, 34% and 28% of the Company's total revenues in 1995, 1996 and 1997, respectively. The Company's wholly owned subsidiary, Document Sciences Europe, markets and supports the Company's products in Europe. The Company licenses its products in Europe through value added resellers (VARs) and to a lesser extent, direct sales. The VARs are principally Xerox affiliates who re-market the Company's products. In Australia, Canada and Brazil the Company distributes its products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd., and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $3.1 million, $2.9 million and $2.9 million in 1995, 1996 and the 1997, respectively. In 1995, a substantial portion of the Company's revenues from export sales were generated through entities affiliated with Xerox. In order to successfully expand export sales, the Company must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international export sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of and the Company's limited experience in localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. A portion of the Company's business is conducted in currencies other than the U.S. dollar, primarily the French franc. Although to date exchange rate fluctuations have not had a significant impact on the Company, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar could cause currency transaction gains and losses in future periods. The Company does not currently engage in currency hedging transactions, and there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on international revenues and thus the Company's business, operating results or financial condition. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, the Company's results of operations. See "Control by Xerox" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Dependence on Emerging Markets for Document Automation Software. The market for document automation software is relatively new, intensely competitive, highly fragmented, underdeveloped and subject to rapid change. Marketing and sales techniques in the document automation software marketplace, as well as the bases for competition, are not well established. There can be no assurance that the market for document automation software will develop or that, if it does develop, organizations will adopt the Company's products. The Company has spent, and intends to continue to spend, significant resources educating potential customers about the benefits of its products. However, there can be no assurance that such expenditures will enable the Company's products to achieve further market acceptance, and if the document automation software market fails to develop or develops more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     Recent Changes In Senior Management. On March 11, 1998, the Company announced the retirement of Tony N. Domit from his positions as President and Chief Executive Officer, and that a committee of the Company's Board of Directors had been established to conduct a search for Mr. Domit's replacement. While the Company intends to name a new President and Chief Executive Officer as soon as practicable, there can be no assurance that the change in senior management and related uncertainties will not adversely affect the Company's consolidated operating results and financial condition during the period until a new President and Chief Executive Officer is hired and afterward. The Company's failure to recruit, retain and assimilate new executives, or the failure of any such executive to perform effectively, or the loss of any such executive, could have a material adverse impact on the Company's business, financial condition and results of operations.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in fewer than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem of any of the Company, its customers, or its suppliers could result in a material adverse effect on the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

ITEM 2. PROPERTIES.

     The Company's principal administrative, sales, marketing, training, and research and development facilities occupy approximately 33,102 square feet in San Diego, California, pursuant to a lease which expires on February 28, 2002. In addition, the Company's subsidiary in France occupies approximately 3,500 square feet of office space with a renewable lease expiring in February 1999. Sales representatives and field technical support personnel operate from their homes.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages, as of March 13, 1998 are as follows:

               NAME                    AGE                      POSITION
-----------------------------------    ---    --------------------------------------------
Alan H. Lynchosky..................    45     Acting President and Chief Executive Officer
Robert D. Gerhart..................    43     Acting Chief Financial Officer
Thomas Anthony.....................    62     Vice President, Sales
Peter L. Bradshaw..................    42     Vice President, Development
Daniel J. Fregeau..................    41     Vice President, Business Development
Robert J. Pryor....................    45     Vice President, Marketing

     Alan H. Lynchosky has served as Acting President and Chief Executive Officer since March 1998 and Vice President, Professional Services since April 1997. Prior to joining the Company, Mr. Lynchosky served in a variety of executive and other positions at Control Data Systems, Inc. over a twenty four year period. Most recently serving as Vice President, Managed Services Division, where he created a new global business division focusing on outsourced electronic commerce services. Other positions within Control Data included a variety of Vice President and General Manager roles managing several different business units both domestically and abroad.

     Robert D. Gerhart has served as Acting Chief Financial Officer since November 1997 and Corporate Controller since 1996. Prior to joining the Company, Mr. Gerhart served as Chief Financial Officer and Vice President of Finance at Software Sorcery, a multimedia software publishing company from 1994 to 1995. From 1983 to 1994, Mr. Gerhart served as Managing Partner at Gerhart & Gerstein P.C. Certified Public Accountants, a local certified public accounting firm.

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

     Peter L. Bradshaw has served as Vice President of Development since March 1994. Prior to joining the Company, Mr. Bradshaw was manager of the Application Software Team at Xerox from 1989 to 1994, where he was responsible for integrating high volume printers with application software. From 1982 to 1989, Mr. Bradshaw worked in Xerox' Workstation Business Unit where he managed the development team responsible for the graphical user interface for the 6085 Workstation. From 1977 to 1980, Mr. Bradshaw was at Bell Telephone Laboratories in system development.

     Daniel J. Fregeau has served as Vice President, Business Development since 1997. From 1994 to 1997 Mr. Fregeau served as Vice President, Marketing and from 1992 to 1994, he served as Vice President, Sales for the Company. Prior to joining the Company, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, Mr. Fregeau held several positions with Xerox Corporation's Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager, and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

     Robert J. Pryor has served as Vice President, Marketing since May 1997. Prior to joining the Company, Mr. Pryor served as a principal with web.in.sight, an Internet consulting group from 1995 to 1997, and was retained by Document Sciences Corporation to help formulate the Company's Internet strategy. Mr. Pryor served as President and Chief Executive Officer of Design Intent Software, Inc. from 1993 to 1995.

     Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any directors or executive officers of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the Nasdaq Market under the symbol "DOCX". The following table sets forth the range of high and low sales prices on the National Market of the Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                 HIGH      LOW
                                                                ------    ------
FISCAL 1996
September 20, 1996 through September 30, 1996...............    $14.50    $12.00
Forth quarter ended December 31, 1996.......................    $16.38    $ 9.50
FISCAL 1997
First quarter ended March 31, 1997..........................    $10.13    $ 3.88
Second quarter ended June 30, 1997..........................    $ 5.50    $ 3.00
Third quarter ended September 30, 1997......................    $ 4.75    $ 3.63
Fourth quarter ended December 31, 1997......................    $ 3.82    $ 2.50

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1997      1996      1995      1994     1993
                                                -------   -------   -------   ------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME
Net revenues.................................   $19,740   $15,319   $10,512   $7,171   $ 3,491
Income (loss) from operations................       (58)    1,665     1,685    1,354       720
Net income...................................       838     1,361     1,052      712       413
Net income per share.........................       .08       .14       .12      .09       .06
Shares used in per share calculations........    11,013     9,615     8,563    8,256     7,290
BALANCE SHEET
Working capital..............................   $23,896   $25,807   $ 1,353   $  537   $    84
Total assets.................................    34,229    32,022     6,289    4,209     1,805
Capital lease obligations, less current......        52       116        99       20        18
portion Stockholders' equity (deficit).......    27,691    26,910       856       71      (308)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In addition to historical information, this Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed in "Certain Additional Business Risks" on pages 6 through 11. Readers are cautioned not to place undue reliance on these forward-looking statements, and the Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Document Sciences Corporation develops, markets and supports a family of document automation software and services used in high volume electronic publishing applications. The Company was incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox Corporation ("Xerox"), and following the Company's initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%.

     On May 7, 1997, the Company purchased substantially all of the assets of Data Retrieval Corporation of America ("Data Retrieval") from the West Group. Included in the purchase were exclusive ownership of the TextComply, Text DBMS, TextGen, TextMigrate and TextBook software products and the installed base of commercial accounts. The Company has retained employees responsible for the development, product support and customer service of the software products. In addition, the Company will continue to provide training and consulting support for existing and future customers. See Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

REVENUES

     Total revenues were $10.5 million, $15.3 million and $19.7 million in 1995, 1996 and 1997, respectively, representing increases of 46% from 1995 to 1996 and 29% from 1996 to 1997. The Company's revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees are comprised principally of license fees for the first year of use of the Company's products by end user customers. Annual renewal license and support fees are comprised principally of mandatory fees paid by customers annually for continued use and support of the licensed products. Services and other revenues are comprised principally of fees for consulting, application development and training services performed by the Company as well as fees received from Xerox in connection with the sale of certain Xerox printer products. The Company recognizes revenue in accordance with AICPA Statement of Position on Software Revenue Recognition No. 91-1. Initial license revenue is recognized upon shipment of the product to customers if no significant Company obligations remain and collection of the receivable is deemed probable. The portion of the initial license revenue which represents the software support for the first year is deferred and recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting and training services are recognized as the related services are performed.

     The growth of total revenue in each year was due primarily to increased numbers of initial software license customers and growth in services and other revenue, and to the expansion of the Company's sales force and product consultants.

     The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers (VARs) and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary were $4.4 million, $5.2 million and $5.5 million in 1995, 1996 and 1997, respectively, representing increases of 18% from 1995 to 1996 and 6% from 1996 to 1997. Revenue from export sales were 42%, 34% and 28% of total revenue for the 1995, 1996 and 1997, respectively. The increase in total export revenue is due to the Company's increased presence in foreign markets and the continued success of the foreign subsidiary in Europe which was established in 1994. This growth has not paralleled the domestic growth since Professional Services have been generally performed by VARs in these markets.

     The Company and Xerox maintain a strategic marketing alliance agreement under which the parties have agreed to pay each other fees on referrals that lead to the successful licensing or sales of each other's products. The Company's revenues from the strategic marketing alliance, principally commissions from sales of Xerox printers, were $752,000, $1.4 million and $859,000 in 1995, 1996 and 1997, respectively. These commissions were 7% of total revenue in 1995, 9% of total revenue in 1996 and 4% of total revenue in 1997. Failure to continue to receive such commissions would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements relating to the licensing, maintenance and support of the Company's products were $3.1 million, $2.9 million and $2.9 million in 1995, 1996 and 1997, respectively.

     Initial license fees. Initial license fee revenues were $6.3 million, $8.6 million and $8.8 million for 1995, 1996 and 1997, respectively, representing increases of 37% from 1995 to 1996 and 2% from 1996 to 1997. Initial license revenues as a percentage of total revenue were 60%, 56% and 44% in 1995, 1996 and 1997, respectively. Initial license revenues have increased in absolute dollars in each period as a result of increased demand for Professional Services and have increased in 1997 due to an increase in annual renewal license and support fees associated with the Data Retrieval acquisition.

     Annual renewal license and support fees. Revenues from annual renewal licenses were $1.9 million, $2.4 million and $4.6 million for 1995, 1996 and 1997, respectively, representing increases of 25% from 1995 to 1996 and 91% from 1996 to 1997. The increase in both periods was principally due to an increase in the installed base of users of the Company's software products including the increase in the Company's installed base of customers resulting from the Data Retrieval purchase. As a percentage of total revenue, annual renewal license and support fees were 18%, 16% and 23% in 1995, 1996 and 1997, respectively.

     Services and other. Revenues from services and other were $2.3 million, $4.3 million and $6.4 million in 1995, 1996 and 1997, respectively, representing increases of 90% from 1995 to 1996 and 48% from 1996 to 1997. The increase in each period was principally due to the increased number of new customer licenses of the Company's software generating increased demand for services as well as the increasing scope of professional services offered. Revenues from services and other were 22%, 28% and 32% of total revenues in 1995, 1996 and 1997, respectively.

COST OF REVENUES AND OPERATING EXPENSES

     Cost of initial license fees. Cost of initial license revenues were $351,000, $696,000 and $677,000 in 1995, 1996 and 1997, respectively, representing 6%, 8% and 8% of initial license revenues in 1995, 1996 and 1997, respectively. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel, the cost of third party software and amortization of previously capitalized software development costs. The decrease in the cost of initial licenses was primarily the result of decreased payments for third party software integrated into the Company's DLS products which technology was obtained in the purchase of Data Retrieval.

     Cost of annual licenses renewals. Cost of annual licenses renewals consists principally of the employment-related costs for the Company's technical support staff, which performs technical software support services. Cost of annual licenses renewals revenues was $370,000, $497,000 and $750,000 in 1995, 1996 and 1997, respectively, representing 19%, 21% and 16% of annual licenses renewals revenues. This increase in absolute dollars is attributable to the additional technical support personnel necessary to support the customer base acquired from Data Retrieval as well as an increase in the installed base of users of the Company's software products.

     Cost of services and other. Cost of services and other revenues were $424,000, $1.1 million and $3.1 million in 1995, 1996 and 1997, respectively, representing 19%, 25% and 48% of services and other revenue. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. The increase in cost of services and other revenues resulted principally from the additional staffing to perform the Company's professional services. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance.

     Research and development. Research and development expenses were $1.7 million, $2.3 million and $3.3 million in 1995, 1996 and 1997, respectively, representing increases of 35% from 1995 to 1996 and 42% from 1996 to 1997. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. As a percentage of total revenue, research and development expenses were 17%, 15% and 17% in 1995, 1996 and 1997, respectively. The Company anticipates that it will continue to direct significant resources to development and enhancement of products.

     The Company expenses all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of production are capitalized until general release of the product. The capitalized costs of software production are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. The Company capitalized software development costs of $291,000, $104,000 and $831,000 in 1995, 1996 and 1997, respectively. The increase in capitalized software development costs in 1997 compared to 1996 was principally due to the expansion of the engineering staff and increased costs due to the development of software that has reached technological feasibility as compared to prior periods when there were enhancements to existing products.

     Selling and marketing. Selling and marketing expenses were $4.4 million, $7.4 million and $9.1 million in 1995, 1996 and 1997, respectively, representing increases of 67% from 1995 to 1996 and 23% from 1996 to 1997. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The increase for both periods was the result of adding personnel to increase geographic coverage of the selling organization and, to a lesser extent, the higher commissions associated with increased revenues. The increase in 1995 compared to 1996 was also the result of adding employees to develop and deliver the professional services. The increase from 1996 to 1997 was due principally to increased sales, sales support and marketing personnel and the related costs and commissions associated with increased revenues. Selling and marketing expenses were 42%, 48% and 46% of total revenues in 1995, 1996 and 1997, respectively.

     General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, and general corporate management and services. General and administrative expenses were $1.5 million in 1995, $1.7 million in 1996 and $2.9 million in 1997, representing 14%, 11% and 15% of total revenue in 1995, 1996 and 1997, respectively. The increase in general and administrative expenses in absolute dollars was the result of growth in the finance and administrative operations to support the growth of the Company and increased expenses associated with being a publicly traded company.

     Interest income (expense), net. Interest income (expense) is primarily composed of interest income from cash and cash equivalents and short term investments offset by financing charges related to equipment leases. Interest income (expense), net was $5,000, $318,000 and $1,079,000 in 1995, 1996 and
1997, respectively. The increase in dollar amount is primarily due to higher cash balances resulting from the infusion of cash from the Company's initial public offering of common stock completed in September 1996.

     Provision for income taxes. Effective tax rates were approximately 38%, 31% and 22% in 1995, 1996 and 1997, respectively. These rates differ from the federal statutory rate in 1997 primarily due to the benefits received from certain credits and to benefits received from tax exempt interest income. During 1996 the Company recognized a benefit from a net operating loss carryforward from the Company's foreign subsidiary. From its inception to September 19, 1996, the Company's operating results were included in the consolidated tax returns of Xerox Corporation. Subsequent to the Company's initial public offering on September 19, 1996, the Company was no longer included in the consolidated tax returns of Xerox Corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $21.8 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $1.2 million and $1.7 million in 1995 and 1996, respectively. Net cash used in operating activities was $637,000 in 1997. Net cash used in investing activities was $589,000 and $23.8 million in 1995 and 1996, respectively. In 1995 net cash used in investing activities was primarily used for the purchase of fixed assets. In 1996, net cash used in investing activities was primarily used for purchase of short-term investments and to a lesser extent, for the purchase of fixed assets. Net cash provided by investing activities was $2.0 million in 1997. In 1995 net cash provided by financing activities was $27,000, primarily from issuance of the Company's common stock pursuant to exercise of options granted under the Employee Stock Option Plan, offset by payments of capital lease obligations. Net cash provided by financing activities in 1996 was $23.3 million, primarily from net proceeds from the initial public offering of the Company's common stock. Net cash used in financing activities was $285,000 in 1997, primarily from the purchase of treasury stock.

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

     In September 1996, the Company completed an initial public offering of its common stock. In October 1996, the Underwriters of the offering exercised their over allotment option. The net proceeds received by the Company from the offering were approximately $23.3 million. The Company thus far used the proceeds from the offering as follows:

     (i) Approximately $1,380,000 was used to pay income taxes to Xerox Corporation.

     (ii) Approximately $507,000 was used to purchase certain assets of Data Retrieval Corporation of America.

     (iii) Approximately $21,400,000 is available for general working capital purposes.

RECENTLY ENACTED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently approved the new American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition (SOP 97-2). This statement provides guidance for recognizing revenue and related to sales by software vendors. SOP 97-2 will be effective for the Company beginning in the first quarter of 1998. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its revenue recognition policy, its policy for capitalization of software development costs, or its results of operations or financial position.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

YEAR 2000 COMPLIANCE

     The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also intends to initiate discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company plans to assess the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

     The Company will verify that activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company expects to have all necessary changes implemented by 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the Company's systems or the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Election of Directors -- Nominees" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-K:

     1. Financial Statements. The following consolidated financial statements, and related notes thereto, of the Company and the Report of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page 24 of this Report.

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheets -- December 31, 1996 and 1997

     Consolidated Statements of Income -- Fiscal Years Ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity -- Four Year Period Ended December 31, 1997

     Consolidated Statements of Cash Flows -- Fiscal Years Ended December 31, 1995, 1996 and 1997

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedule. The following financial statement schedule of the Company for the fiscal years ended December 31, 1995, 1996 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

     Schedule II Valuation and Qualifying Accounts...........................S-1

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     3. Exhibits:  See Item 14(c) below.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedules.  See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 1998.

                                          DOCUMENT SCIENCES CORPORATION

                                          By:        ALAN H. LYNCHOSKY
                                             -----------------------------------

                                                     Alan H. Lynchosky
                                            Acting President and Chief Executive
                                                           Officer

Dated: March 31, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan H. Lynchosky his attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ ALAN H. LYNCHOSKY              Acting President and Chief Executive    March 31, 1998
---------------------------------------------  Officer (principal executive officer)
              Alan H. Lynchosky

            /s/ ROBERT D. GERHART              Acting Chief Financial Officer          March 31, 1998
---------------------------------------------  (principal financial and accounting
              Robert D. Gerhart                officer)

            /s/ THOMAS L. RINGER               Chairman of the Board of Directors      March 31, 1998
---------------------------------------------
              Thomas L. Ringer

            /s/ JAMES J. COSTELLO              Director                                March 31, 1998
---------------------------------------------
              James J. Costello

                                               Director                                March   , 1998
---------------------------------------------
                Tony N. Domit

             /s/ BARTON L. FABER               Director                                March 31, 1998
---------------------------------------------
               Barton L. Faber

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
                                               Director                                March   , 1998
---------------------------------------------
               Charles P. Holt

            /s/ COLIN J. O'BRIEN               Director                                March 31, 1998
---------------------------------------------
              Colin J. O'Brien

                         DOCUMENT SCIENCES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........     F-1
Consolidated Balance Sheets.................................     F-2
Consolidated Statements of Income...........................     F-3
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity......................................     F-4
Consolidated Statements of Cash Flows.......................     F-5
Notes to Consolidated Financial Statements..................     F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Document Sciences Corporation

     We have audited the accompanying consolidated balance sheets of Document Sciences Corporation as of December 31, 1996 and 1997, and the related consolidated statements of income, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

San Diego, California
January 23, 1998

                         DOCUMENT SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1996           1997
                                                                -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 2,465,694    $ 3,526,301
  Short-term investments....................................     23,142,885     18,228,527
  Accounts receivable, less allowance for doubtful accounts
     of $227,112 and $218,278 in 1996 and 1997,
     respectively...........................................      2,257,025      6,468,751
  Due from affiliates.......................................      2,377,364        851,717
  Work in process on development contract...................             --        288,932
  Deferred income taxes.....................................        170,700        326,500
  Other current assets......................................        232,304        279,888
                                                                -----------    -----------
Total current assets........................................     30,645,972     29,970,616
Property and equipment, net.................................        998,203      2,135,930
Goodwill, net of accumulated amortization of $46,749........             --      1,005,111
Computer software costs, net of accumulated amortization of
  $384,785 and $476,125 in 1996 and 1997, respectively......        377,342      1,117,319
                                                                -----------    -----------
                                                                $32,021,517    $34,228,976
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   698,711    $   673,657
  Accrued compensation......................................        831,541        787,511
  Other accrued liabilities.................................        457,492        348,559
  Deferred revenue..........................................      2,477,723      3,812,365
  Current income tax payable to affiliate...................        311,000        387,443
  Current portion of obligations under capital leases.......         62,439         65,108
                                                                -----------    -----------
Total current liabilities...................................      4,838,906      6,074,643
Obligations under capital leases............................        115,740         52,236
Deferred income taxes.......................................        156,500        411,500
Commitments
  Stockholders' equity Common stock, $.001 par value;
     Authorized shares -- 30,000,000
  Issued and outstanding shares -- 10,722,168 in 1996 and
     10,803,369 in 1997.....................................         10,722         10,803
  Deferred compensation.....................................       (351,473)      (241,469)
  Treasury stock............................................             --       (240,515)
  Unrealized gain on short-term investments.................         13,222         69,506
  Additional paid-in capital................................     25,382,203     25,398,897
  Retained earnings.........................................      1,855,697      2,693,375
                                                                -----------    -----------
Total stockholders' equity..................................     26,910,371     27,690,597
                                                                -----------    -----------
                                                                $32,021,517    $34,228,976
                                                                ===========    ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Revenues:
  Initial license fees (including $2,518,700,
     $2,289,300 and $1,765,000 from affiliates in
     1995, 1996 and 1997, respectively)...........    $ 6,299,230    $ 8,593,220    $ 8,758,364
  Annual renewal license and support fees
     (including $461,500, $476,500 and $888,700
     from affiliates in 1995, 1996 and 1997,
     respectively)................................      1,942,353      2,420,780      4,622,810
  Services and other (including $934,700,
     $1,456,000 and $1,117,300 from affiliates in
     1995, 1996 and 1997 respectively)............      2,270,460      4,305,294      6,359,135
                                                      -----------    -----------    -----------
Total revenues....................................     10,512,043     15,319,294     19,740,309
Cost of revenues:
  Initial license fees............................        350,860        695,750        677,324
  Annual renewal license and support fees.........        369,732        496,871        750,069
  Services and other..............................        423,888      1,092,219      3,096,362
                                                      -----------    -----------    -----------
Total cost of revenues............................      1,144,480      2,284,840      4,523,755
                                                      -----------    -----------    -----------
Gross profit......................................      9,367,563     13,034,454     15,216,554
Operating expenses:
  Research and development........................      1,747,194      2,336,252      3,321,397
  Selling and marketing (including $167,200,
     $180,600 and $121,000 to affiliates in 1995,
     1996 and 1997, respectively).................      4,415,158      7,359,336      9,088,486
  General and administrative......................      1,519,865      1,673,928      2,864,868
                                                      -----------    -----------    -----------
Total operating expenses..........................      7,682,217     11,369,516     15,274,751
                                                      -----------    -----------    -----------
Income (loss) from operations.....................      1,685,346      1,664,938        (58,197)
Interest income (expense), net....................          5,079        317,508      1,127,075
                                                      -----------    -----------    -----------
Income before provision for income taxes..........      1,690,425      1,982,446      1,068,878
Provision for income taxes........................        638,400        621,500        231,200
                                                      -----------    -----------    -----------
Net income........................................      1,052,025      1,360,946    $   837,678
                                                      ===========    ===========    ===========
Net income per share -- basic.....................    $      0.15    $      0.16    $      0.08
                                                      ===========    ===========    ===========
Weighted average shares used in basic
  calculation.....................................      7,259,210      8,525,172     10,743,352
                                                      ===========    ===========    ===========
Net income per share -- diluted...................    $      0.12    $      0.14    $      0.08
                                                      ===========    ===========    ===========
Weighted average shares used in diluted
  calculation.....................................      8,562,515      9,614,682     11,012,635

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                                                    STOCKHOLDERS' EQUITY
                                                                  --------------------------------------------------------
                                         SERIES A REDEEMABLE
                                           PREFERRED STOCK            COMMON STOCK         TREASURY STOCK      ADDITIONAL
                                       ------------------------   --------------------   -------------------     PAID-IN
                                         SHARES       AMOUNT        SHARES     AMOUNT     SHARE     AMOUNT       CAPITAL
                                       ----------   -----------   ----------   -------   -------   ---------   -----------
Balance at December 31, 1993........    6,000,000   $   584,750        3,000   $    3    $    --   $      --   $    45,593
Accretion on Series A Redeemable
 Preferred Stock....................           --       333,000           --       --         --          --            --
Net income..........................           --            --           --       --         --          --            --
                                       ----------   -----------   ----------   -------   -------   ---------   -----------
Balance at December 31, 1994........    6,000,000       917,750        3,000        3         --          --        45,593
Issuance of common stock upon
 exercise of options................           --            --    1,308,423    1,308         --          --        64,957
Accretion on Series A Redeemable
 Preferred Stock....................           --       333,000           --       --         --          --            --
Net income..........................           --            --           --       --         --          --            --
                                       ----------   -----------   ----------   -------   -------   ---------   -----------
Balance at December 31, 1995........    6,000,000     1,250,750    1,311,423    1,311         --          --       110,550
Issuance of common stock upon
 initial public offering............           --            --    2,182,500    2,183         --          --    23,331,329
Issuance of common stock upon
 exercise of options................           --            --       88,245       88         --          --         6,964
Accretion on Series A Redeemable....           --       249,750           --       --         --          --            --
Preferred Stock Deferred
 compensation.......................           --            --           --       --         --          --       440,000
Amortization of deferred
 compensation.......................           --            --           --       --         --          --            --
Redemption of Series A Redeemable
 Preferred Stock....................   (6,000,000)   (1,500,500)   7,140,000    7,140         --          --     1,493,360
Unrealized gain on short-term
 investments........................           --            --           --       --         --          --            --
Net income..........................           --            --           --       --         --          --            --
                                       ----------   -----------   ----------   -------   -------   ---------   -----------
Balance at December 31, 1996........           --            --   10,722,168   10,722                           25,382,203
Issuance of common stock upon
 exercise of options................           --            --       81,201       81         --          --        16,694
Purchase of Treasury Stock..........           --            --           --       --     75,000    (285,000)           --
Sale of Treasury Stock..............           --            --           --       --    (14,928)     44,485            --
Amortization of deferred
 compensation.......................           --            --           --       --         --          --            --
Unrealized gain on short-term
 investments........................           --            --           --       --         --          --            --
Net income..........................           --            --           --       --         --          --            --
                                       ----------   -----------   ----------   -------   -------   ---------   -----------
Balance at December 31, 1997........           --            --   10,803,369   $10,803    60,072   $(240,515)  $25,398,897
                                       ==========   ===========   ==========   =======   =======   =========   ===========

                                                      STOCKHOLDERS' EQUITY
                                      -----------------------------------------------------
                                                     UNREALIZED
                                                       GAIN ON      RETAINED
                                        DEFERRED     SHORT-TERM     EARNINGS
                                      COMPENSATION   INVESTMENT    (DEFICIT)       TOTAL
                                      ------------   -----------   ----------   -----------
Balance at December 31, 1993........   $      --       $    --     $ (353,299)  $  (307,703)
Accretion on Series A Redeemable
 Preferred Stock....................          --            --       (333,000)     (333,000)
Net income..........................          --            --        711,775       711,775
                                       ---------       -------     ----------   -----------
Balance at December 31, 1994........          --            --         25,476        71,072
Issuance of common stock upon
 exercise of options................          --            --             --        66,265
Accretion on Series A Redeemable
 Preferred Stock....................          --            --       (333,000)     (333,000)
Net income..........................          --            --      1,052,025     1,052,025
                                       ---------       -------     ----------   -----------
Balance at December 31, 1995........          --            --        744,501       856,362
Issuance of common stock upon
 initial public offering............          --            --             --    23,333,512
Issuance of common stock upon
 exercise of options................          --            --             --         7,052
Accretion on Series A Redeemable....          --            --       (249,750)     (249,750)
Preferred Stock Deferred
 compensation.......................    (440,000)           --             --            --
Amortization of deferred
 compensation.......................      88,527            --             --        88,527
Redemption of Series A Redeemable
 Preferred Stock....................          --            --             --     1,500,500
Unrealized gain on short-term
 investments........................          --        13,222             --        13,222
Net income..........................          --            --      1,360,946     1,360,946
                                       ---------       -------     ----------   -----------
Balance at December 31, 1996........    (351,473)       13,222      1,855,697    26,910,371
Issuance of common stock upon
 exercise of options................          --            --             --        16,775
Purchase of Treasury Stock..........          --            --             --      (285,000)
Sale of Treasury Stock..............          --            --             --        44,485
Amortization of deferred
 compensation.......................     110,004            --             --       110,004
Unrealized gain on short-term
 investments........................          --        56,284             --        56,284
Net income..........................          --            --        837,678       837,678
                                       ---------       -------     ----------   -----------
Balance at December 31, 1997........   $(241,169)      $69,506     $2,693,375   $27,690,597
                                       =========       =======     ==========   ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1995           1996            1997
                                                     ----------    ------------    ------------
OPERATING ACTIVITIES
Net income.......................................    $1,052,025    $  1,360,946    $    837,678
Adjustments to reconcile net income to net cash
  provided used in operating activities
  Depreciation and amortization..................       141,685         254,373         455,663
  Amortization of goodwill.......................            --              --          46,749
  Loss on disposal of fixed assets...............            --             313              --
  Amortization of computer software costs........       136,068         104,066          91,340
  Amortization of deferred compensation..........            --          88,527         110,004
  Current income tax expense payable to
     affiliates..................................       591,400      (1,071,100)         76,443
  Deferred income taxes..........................        47,000         (92,000)         99,200
  Provision for doubtful accounts................         9,344         204,155         432,451
Changes in operating assets and liabilities, net
  of effects of acquired business
  Accounts receivable............................      (920,885)     (1,073,212)     (2,677,245)
  Work in process on development contracts.......            --              --        (288,932)
  Other current assets...........................       (23,258)        (68,071)        (47,584)
  Accounts payable...............................       209,087         370,102         (25,054)
  Accrued liabilities............................      (508,671)        714,137        (152,963)
  Deferred revenue...............................       515,250         880,758         404,780
                                                     ----------    ------------    ------------
Net cash provided by (used in) operating
  activities.....................................     1,249,045       1,672,994        (637,470)
INVESTING ACTIVITIES
Purchases of short term investments..............            --     (23,129,663)    (16,905,885)
Sales of short-term investments..................            --              --      19,220,812
Maturities of short-term investments.............            --              --       2,599,431
Purchases of property and equipment, net.........      (297,964)       (526,895)     (1,593,389)
Cash paid for acquired business..................            --              --        (507,000)
Proceeds from disposal of assets.................            --           8,000              --
Additions to computer software costs.............      (290,980)       (104,236)       (831,317)
                                                     ----------    ------------    ------------
Net cash provided by (used in) investing
  activities.....................................      (588,944)    (23,752,794)      1,982,652
FINANCING ACTIVITIES
Principal payments under capital lease
  obligations....................................       (39,080)        (66,190)        (60,835)
Purchase of treasury stock.......................            --              --        (285,000)
Sale of treasury stock...........................            --              --          44,485
Proceeds from issuance of common stock...........        66,265      23,340,564          16,775
                                                     ----------    ------------    ------------
Net cash provided by (used in) financing
  activities.....................................        27,185      23,274,374        (284,575)
                                                     ----------    ------------    ------------
Increase in cash and cash equivalents............       687,286       1,194,574       1,060,607
Cash and cash equivalents at beginning of year...       583,834       1,271,120       2,465,694
                                                     ----------    ------------    ------------
Cash and cash equivalents at end of year.........    $1,271,120    $  2,465,694    $  3,526,301
                                                     ==========    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid....................................    $   12,283    $     29,430    $     17,777
                                                     ==========    ============    ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Capital lease obligations entered into for
  property and equipment.........................    $  130,941    $    101,769    $         --
                                                     ==========    ============    ============

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

     The Company currently has a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing alliance agreement, a transfer and license agreement and various distribution agreements. There can be no assurance that Xerox or its affiliates will continue these relationships. The failure by the Company to maintain these relationships with Xerox and its affiliates could have a material adverse effect on the Company's financial statements.

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

FOREIGN OPERATIONS

     The functional currency of the Company's France subsidiary is the French Franc. The balance sheet accounts of the subsidiary are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the average rates of exchange during the period. Net realized translation adjustments were insignificant in 1995, 1996 and 1997. Foreign currency transaction gains and losses are included in the consolidated statements of income and were not material during the years ended December 31, 1995, 1996 and 1997.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. The Company

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to large, multinational customers in the United States, Europe, Canada and Australia. The Company derived 42%, 34% and 28% of its total revenues from customers outside the United States for the years ended December 31, 1995, 1996 and 1997, respectively. A significant concentration of the Company's customers are in the insurance and commercial print service industries. No customer has accounted for 10% or more of the Company's revenue in any one year.

     Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. The Company estimates its potential losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Credit losses have historically been minimal and have been within management's expectations.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. To date, no such impairments have been identified.

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

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

COMPUTATION OF NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 replaces the presentation of primary earnings per share
(EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. SFAS No. 128 also requires companies with complex capital structures to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 3, 1998, the SEC issued Staff Accounting Bulletin
(SAB) No. 98, which revised the previous instructions for determining the dilutive effects in earnings per share computations of common stock and common stock equivalents issued at prices below the IPO price prior to the effectiveness of the IPO. The Company has calculated its net income per share in accordance with both SFAS No. 128 and SAB No. 48.

     The difference between weighted average shares used in determining Basic EPS versus Diluted EPS relates to dilutive common stock options totaling 434,435, 108,015, and 269,288 shares in 1995, 1996, and 1997, respectively.
389,430 and 248,182 common stock options were excluded from the calculation of weighted average shares used in determining Diluted EPS for 1996 and 1997, respectively, as their effect would have been antidilutive. None were excluded for the 1995 calculation.

STOCK OPTIONS

     As permitted by SFAS No. 123, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the market price of the underling stock on the date of grant, no compensation expense is recognized.

INCOME TAXES

     The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109. Through September 19, 1996, the Company was included in the consolidated tax returns of Xerox, and the Company's share of Xerox's consolidated income tax liability was determined on a separate company basis computed under Internal Revenue Code guidelines. Subsequent to the Company's initial public offering on September 19, 1996, the Company has no longer been included in the consolidated tax returns of Xerox and is filing separate tax returns.

NEW ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants Statement of Position, Software Revenue Recognition (SOP 97-2) provides guidance for recognizing revenue related to sales by software vendors. SOP

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

97-2 will be effective for the Company beginning in the first quarter of 1998. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its revenue recognition policy.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

RECLASSIFICATIONS

     Certain reclassifications, none of which affect net income, have been made to prior year's amounts in order to conform to the current year's presentation.

2.  ACQUISITION

     In 1997, the Company acquired certain assets and liabilities of Data Retrieval Corporation of America (Data Retrieval) for cash consideration of $507,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. The estimated excess of the purchase price over the net assets acquired of $1,052,000 is being carried as intangible assets, and will be amortized over an estimated life of 15 years. The Company's consolidated financial statements included the results of Data Retrieval from May 7, 1997.

     A summary of the Data Retrieval acquisition costs and an allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

    Total acquisition cost:
      Cash paid.................................................    $  507,000
                                                                    ----------
    Allocated as follows:
      Current assets............................................    $  135,000
      Equipment and capitalized software........................       232,000
      Acquired intangibles......................................     1,052,000
      Liabilities assumed.......................................      (912,000)
                                                                    ----------
                                                                    $  507,000
                                                                    ==========

     Assuming that the acquisition of Data Retrieval Corporation of America had occurred on the first day of the Company's fiscal year-ended December 31, 1996 and 1997, pro forma condensed consolidated results of operations would be as follows:

                        PRO FORMA RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                   1996           1997
                                                                -----------    -----------
Net sales...................................................    $17,730,000    $21,005,000
Net income..................................................    $   140,700    $   590,000
Net income per share........................................    $       .01    $       .05

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. FINANCIAL STATEMENT INFORMATION

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following at December 31:

                                                                 1996          1997
                                                              ----------    ----------
Computer equipment........................................    $  929,241    $1,632,403
Office furniture and fixtures.............................       236,573       741,618
Office equipment..........................................       168,432       223,984
Leasehold improvements....................................       168,246       497,877
                                                              ----------    ----------
                                                               1,502,492     3,095,882
Less accumulated depreciation and amortization............      (504,289)     (959,952)
                                                              ----------    ----------
                                                              $  998,203    $2,135,930
                                                              ==========    ==========

     Equipment acquired under capital leases totaled $145,112, $192,611 and $140,519 (net of accumulated depreciation of $35,085, $75,161 and $141,866) at December 31, 1995, 1996 and 1997, respectively.

INVESTMENTS

     The Company has classified all of its marketable securities as available-for-sale securities. The following table summarizes available-for-sale securities at December 31, 1996 and 1997:

                                                          GROSS         GROSS
                                                        UNREALIZED    UNREALIZED     ESTIMATED
          DECEMBER 31, 1996                 COST          GAINS         LOSSES      FAIR VALUE
-------------------------------------    -----------    ----------    ----------    -----------
U.S. treasury securities.............    $ 3,513,585     $    --       $ 8,305      $ 3,505,280
U.S. government agency obligations...      2,969,622       1,271           772        2,970,121
Obligations of states, territories
  and political subdivisions.........     14,600,365      37,440        15,491       14,622,314
U.S. corporate securities............      1,544,517         311         1,232        1,543,596
U.S. corporate commercial paper......        501,574          --            --          501,574
                                         $23,129,663     $39,022       $25,800      $23,142,885

                                                          GROSS         GROSS
                                                        UNREALIZED    UNREALIZED     ESTIMATED
          DECEMBER 31, 1996                 COST          GAINS         LOSSES      FAIR VALUE
-------------------------------------    -----------    ----------    ----------    -----------
U.S. treasury securities.............    $ 1,515,289     $ 1,750       $    --      $ 1,517,039
U.S. government agency obligations...      2,526,628       1,943            --        2,528,571
Obligations of states, territories
  and political subdivisions.........     10,339,124      64,932            --       10,404,056
U.S. corporate securities............      2,299,540         881            --        2,300,421
U.S. corporate commercial paper......      1,478,440          --            --        1,478,440
                                         $18,159,021     $69,506       $    --      $18,228,527

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1997, by contractual maturity, are shown below:

                                                                            ESTIMATED
                                                               COST        FAIR VALUE
                                                            -----------    -----------
Due in one year or less.................................    $ 2,505,480    $ 2,505,484
Due after one year through five years...................     15,653,539     15,723,043
                                                            -----------    -----------
                                                            $18,159,019    $18,228,527
                                                            ===========    ===========

4.  DOMESTIC AND FOREIGN OPERATIONS

     The table below summarizes the Company's domestic operations and those of its subsidiary, Document Sciences Europe.

                                         UNITED STATES      FRANCE      ELIMINATIONS       TOTAL
                                         -------------    ----------    ------------    -----------
YEAR ENDED DECEMBER 31, 1995
Sales to unaffiliated customers......     $ 5,350,838     $1,246,305    $        --     $ 6,597,143
Sales to affiliates..................       1,929,300      1,985,600             --       3,914,900
Transfers between geographic areas...       1,528,352             --     (1,528,352)             --
                                          -----------     ----------    -----------     -----------
Revenues.............................     $ 8,808,490     $3,231,905    $(1,528,352)    $10,512,043
                                          ===========     ==========    ===========     ===========
Operating income (loss)..............     $ 1,691,074     $   (5,728)   $        --     $ 1,685,346
                                          ===========     ==========    ===========     ===========
Identifiable assets..................     $ 4,748,787     $1,557,161    $   (16,666)    $ 6,289,282
                                          ===========     ==========    ===========     ===========
YEAR ENDED DECEMBER 31, 1996
Sales to unaffiliated customers......     $10,165,741     $  931,753    $        --     $11,097,494
Sales to affiliates..................       3,919,970        301,830             --       4,221,800
Transfers between geographic areas...         254,611        999,738     (1,254,349)             --
                                          -----------     ----------    -----------     -----------
Revenues.............................     $14,340,322     $2,233,321    $(1,254,349)    $15,319,294
                                          ===========     ==========    ===========     ===========
Operating income.....................     $ 1,167,424     $  497,514    $        --     $ 1,664,938
                                          ===========     ==========    ===========     ===========
Identifiable assets..................     $31,335,821     $  702,362    $   (16,666)    $32,021,517
                                          ===========     ==========    ===========     ===========
YEAR ENDED DECEMBER 31, 1997
Sales to unaffiliated customers......     $13,423,889     $2,545,303    $        --     $15,969,192
Sales to affiliates..................       1,871,136      1,899,981             --       3,771,117
Transfers between geographic areas...       3,182,658             --     (3,182,658)             --
                                          -----------     ----------    -----------     -----------
Revenues.............................     $18,477,683     $4,445,284    $(3,182,658)    $19,740,309
                                          ===========     ==========    ===========     ===========
Operating income (loss)..............     $  (267,503)    $  209,306    $        --     $   (58,197)
                                          ===========     ==========    ===========     ===========
Identifiable assets..................     $32,185,873     $2,059,769    $   (16,666)    $34,228,976
                                          ===========     ==========    ===========     ===========

     The Company uses affiliated distributors to sell its products in Canada, Australia and New Zealand (See Note 9).

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  LEASES

     The Company leases its corporate office in San Diego, California under an operating lease which expires in 2000. Under the terms of the lease, effective February 1, 1997, monthly rental payments will be increased annually by 4%. The lease provides the Company with an option to extend the lease term for an additional three years at the base rent in effect for the last year of the initial lease term. In addition, the Company may exercise a one-time cancellation option effective any time after January 31, 1998 with the payment of certain penalties. The Company also leases certain equipment under capital leases. Annual future minimum lease payments are as follows:

                                                               OPERATING     CAPITAL
YEARS ENDING DECEMBER 31,                                        LEASES       LEASES
-------------------------                                      ----------    --------
1998.......................................................    $  503,130    $ 75,667
1999.......................................................       494,707      43,527
2000.......................................................       528,476      12,346
2001.......................................................       563,770       2,058
2002.......................................................       153,092          --
                                                               ----------    --------
                                                               $2,243,175     133,598
                                                               ==========
Less amount representing interest..........................                   (16,254)
                                                                             --------
Present value of net minimum lease payments................                   117,344
Less current portion.......................................                   (65,108)
                                                                             --------
Long-term portion of capital lease obligations.............                  $ 52,236
                                                                             ========

     Rent expense for the years ended December 31, 1995, 1996 and 1997 was $255,599, $292,098 and $522,694, respectively.

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

STOCK INCENTIVE PLANS

     The Company's Stock Incentive Plans (the "Plans") provide for the issuance of incentive and nonstatutory options to purchase Common Shares to eligible employees, officers, directors of, and consultants to the Company. The Company's 1993 Stock Incentive Plan (the "1993 Plan") provided for the issuance of up to 1,500,000 shares. In October 1995, the Board of Directors approved the 1995 Stock Incentive Plan (the "1995 Plan"), which provided for the issuance of an additional 779,250 shares which include 29,250 shares

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

previously reserved for issuance under the 1993 Plan. The 1995 Plan replaces the 1993 Plan. All outstanding options under the 1993 Plan remain exercisable in accordance with their original terms. Terms of the stock purchase or stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. The maximum term of options granted under the 1995 Plan is ten years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The exercise price of nonstatutory stock options and stock issued under purchase rights must equal at least 85% of the fair market value on the date of grant or time of issuance.

     The following table summarizes stock option activity under the stock incentive plans:

                                                                               WEIGHTED
                                               NUMBER       OPTION PRICE     AVERAGE PRICE
                                             OF SHARES       PER SHARE         PER SHARE
                                             ----------   ----------------   -------------
Balance as of December 31, 1994...........    1,440,750   $ .03  -  $  .17       $ .05
  Granted.................................      232,575             $  .17       $ .17
  Exercised...............................   (1,308,423)  $ .03  -  $  .17       $ .05
  Canceled................................       (3,000)            $  .17       $ .17
                                             ----------
Balance at December 31, 1995..............      361,902   $ .03  -  $  .17       $ .09
  Granted.................................      233,538   $ .67  -  $15.00       $6.51
  Exercised...............................      (88,245)  $ .03  -  $  .17       $ .08
  Canceled................................       (9,750)  $ .17  -  $ 8.50       $ .50
                                             ----------
Balance at December 31, 1996..............      497,445   $ .03  -  $15.00       $3.13
  Granted.................................      158,850   $3.19  -  $ 5.44       $3.94
  Exercised...............................      (81,201)  $ .03  -  $  .67       $ .24
  Canceled................................      (57,624)  $ .03  -  $15.00       $4.18
                                             ----------
Balance at December 31, 1997..............      517,470   $ .03  -  $15.00       $3.57
                                             ==========

     As of December 31, 1997, 130,923 of the options were vested and exercisable and 394,849 were available for future grant. Following is a breakdown of the options outstanding as of December 31, 1997:

                                    WEIGHTED      WEIGHTED                 WEIGHTED AVERAGE
    RANGE OF                         AVERAGE      AVERAGE                   EXERCISE PRICE
    EXERCISE          OPTIONS       REMAINING     EXERCISE     OPTIONS        OF OPTIONS
     PRICES         OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE     EXERCISABLE
    --------        -----------   -------------   --------   -----------   ----------------
$  .03  -  $ 3.00     246,963         $5.77        $ 0.28      174,373          $ 0.23
$ 4.00  -  $ 9.00     156,150         $9.39        $ 4.07        1,668          $ 8.50
$10.00  -  $15.00     114,357         $9.51        $10.48       40,406          $10.41
                      -------         -----        ------      -------          ------
                      517,470         $7.70        $ 3.68      216,447          $ 2.19
                      =======         =====        ======      =======          ======

     In 1996, the Company recorded $440,000 of deferred compensation for options granted to employees 12 months prior to the initial public offering, which took place September 19, 1996. The amount recorded represents the difference between the option grant price and the deemed fair market value of the related shares. The Company is amortizing such amount ratably over the vesting period of the options, generally 48 months.

     Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted in the year ended December 31, 1995 and the period ended September 19,

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1996, the fair value for options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5% - 6%; dividend yields of 0%; a weighted-average expected life of the option of four to seven years. For options granted from September 19, 1996 to December 31, 1997, the fair value of options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5% - 6%; dividend yields of 0%; expected volatility of .7 to 1.432; and weighted-average expected life of the option of seven years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying SFAS 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on reported net income for future years because changes in the subjective input assumptions can materially affect future value estimates. The Company's pro forma information is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                  1996          1997
                                                               -----------    ---------
Adjusted pro forma net income..............................    $1,379,289     $592,538
Adjusted pro forma net income per share....................    $     0.15     $    .05

8.  INCOME TAXES

     For financial reporting purposes income before income taxes includes the following components:

                                                    1995          1996          1997
                                                 ----------    ----------    ----------
United States................................    $1,696,153    $1,484,932    $  778,573
Foreign......................................        (5,728)      497,514       290,305
                                                 ----------    ----------    ----------
                                                 $1,690,425    $1,982,446    $1,068,878
                                                 ==========    ==========    ==========

     The provision for income taxes is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1995        1996        1997
                                                     --------    --------    --------
Current:
Federal..........................................    $469,700    $482,000    $  3,500
  State..........................................     121,700     119,300      19,900
  Foreign........................................          --     112,200     108,600
                                                     --------    --------    --------
                                                      591,400     713,500     132,000
Deferred (credit):
  Federal........................................      39,500     (85,300)    122,100
  State..........................................       7,500      (6,700)    (22,900)
  Foreign........................................          --          --          --
                                                     --------    --------    --------
                                                       47,000     (92,000)     99,200
                                                     --------    --------    --------
                                                     $638,400    $621,500    $231,200
                                                     ========    ========    ========

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                  -----------------------------------
                                                    1995         1996         1997
                                                  ---------    ---------    ---------
Deferred tax liability -- computer software
  costs.......................................    $(157,000)   $(156,500)   $(411,500)
Deferred tax assets:
  Foreign operating loss carryforwards........      136,065           --           --
  Accrued vacation............................       75,000      100,000      125,100
  Provision for doubtful accounts.............        4,200       29,000       76,600
  Research and development credits............           --           --      118,000
  State taxes.................................           --       41,700        6,800
                                                  ---------    ---------    ---------
Total deferred tax assets.....................      215,265      170,700      326,500
Valuation allowance...........................     (136,065)          --           --
                                                  ---------    ---------    ---------
Net deferred tax assets.......................       79,200      170,700      326,500
                                                  ---------    ---------    ---------
Net deferred tax asset (liability)............    $ (77,800)   $  14,200    $ (85,000)
                                                  =========    =========    =========

     In 1995, a valuation allowance was recognized to offset deferred tax assets attributed to foreign operating loss carryforwards. In 1996, the Company realized the benefit of the foreign operating loss carryforwards and reduced the valuation allowance.

     As of December 31, 1997, the Company has Federal and California research and development tax credit carryforwards of approximately $83,000 and $50,000, respectively, which will begin to expire in 2012 unless previously utilized.

     The differences between the Company's income tax provision and the amounts computed by applying the statutory federal income tax rate of 35% in 1995, 1996 and 1997 to income before income taxes are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    1995         1996         1997
                                                  ---------    ---------    ---------
Provision at statutory rate...................    $ 591,649    $ 693,856    $ 374,107
Benefit for graduated rates...................      (16,904)     (19,824)     (10,689)
State income taxes, net of federal benefit....       83,980       73,190       (1,950)
Increase (decrease) in valuation allowance....        2,005     (136,095)          --
Benefit of research credits...................      (57,547)     (71,665)    (118,004)
Permanent differences and other ..............       35,217       82,038      (12,264)
                                                  ---------    ---------    ---------
Provision for income taxes....................    $ 638,400    $ 621,500    $ 231,200
                                                  =========    =========    =========

9.  TRANSACTIONS WITH AFFILIATES

     The Company has a strategic marketing alliance with Xerox under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying statements of income are commissions earned from Xerox totaling $752,000, $1,352,000 and $859,000 in 1995, 1996 and 1997,
respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying statements of income and totaled $167,000, $181,000 and $121,000 in 1995, 1996 and 1997, respectively.

                         DOCUMENT SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has distribution agreements with affiliates which provide the affiliates with the non-exclusive right to sub-license the Company's software in Australia, New Zealand and Canada. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $1,088,000, $819,000 and $1,012,000 in 1995, 1996 and 1997, respectively. Included in accounts receivable are $193,500, $385,300 and $333,900 from these revenues at December 31, 1995, 1996 and 1997, respectively.

     The Company has distribution agreements with affiliates which provide the affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $1,986,000, $2,051,000 and $1,900,000 in 1995, 1996 and 1997, respectively. Related accounts receivable are $482,900, $646,500 and $414,500 at December 31, 1995, 1996 and 1997,
respectively.

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

                                  SCHEDULE II

                         DOCUMENT SCIENCES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT    CHARGED TO                  BALANCE AT
                                              BEGINNING     COSTS AND                      END
                                               OF YEAR       EXPENSES     DEDUCTIONS     OF YEAR
                                              ----------    ----------    ----------    ----------
Year Ended December 31, 1994
  Allowance for doubtful accounts and
     returns..............................    $  10,000     $   3,613     $      --     $  13,613
Year Ended December 31, 1995
  Allowance for doubtful accounts and
     returns..............................    $  13,613     $   9,344     $      --     $  22,957
Year Ended December 31, 1996
  Allowance for doubtful accounts and
     returns..............................    $  22,957     $ 204,155     $      --     $ 227,112
Year Ended December 31, 1997
  Allowance for doubtful accounts and
     returns..............................    $ 227,112     $ 432,451     $ 441,285     $ 218,278

                         DOCUMENT SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1997

                               INDEX TO EXHIBITS

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                         EXHIBIT DESCRIPTION                        NUMBER
----------                       -------------------                      ----------

3.1(1)       Restated Certificate of Incorporation of the Company filed
             May 1, 1992.

3.2(1) Form of Amended and Restated Certificate of Incorporation of the Company.

3.3(1)       Amended and Restated Bylaws of the Company.

3.4(1)       Form of Certificate of Amendment of Certificate of
             Incorporation of the Company.
4.1          Reference is made to Exhibits 3.1 and 3.2.

4.2(1)       Specimen Stock Certificate.

10.1(1,3)    Form of Indemnity Agreement Between the Company and each of its Officers and Directors.

10.2(1,3)    1993 Stock Option Plan and Form of Agreement.

10.3(3)      1995 Stock Incentive Plan and Form of Agreement, as amended.

10.4(1,3)    Stockholder Rights Agreement dated September 1996 Between
             the Company and Xerox

10.5(1) Corporation. Tax Sharing Agreement dated August 1996 Between the Company and Xerox Corporation.

10.6(1) Transfer and License Agreement dated July 1, 1992, as amended in September 1994,

10.7(1)      Between the Company and Xerox Corporation. Strategic
             Marketing Alliance Agreement dated September 1, 1993,
             Between the Company and

10.8(1)      Xerox Corporation. Value Added Remarketer Agreement Between
             Xerox Canada Limited and the Company .

10.9(1)      Value Added Reseller Agreement Between N.V. Rank Xerox S.A.
             and the Company.

10.10(1)     Form of Professional Services Agreement.

10.11(1)     Form of Domestic Value Added Remarketer Agreement.

10.12(1)     Form of International Value Added Reseller Agreement.

10.13(1)     Form of Software License and Software Support Agreement.

10.14(2)     Lease for Company's Principal Facilities, as amended and
             Assignment of Lease.

10.15(1,3)   Letter Agreement Between Tony Domit and the Company.

10.16(1,3)   Letter Agreement Between Thomas Anthony and the Company.

10.17(1,3)   Letter Agreement Between Judith A. O'Reilly and the Company.

10.18(1,3)   Letter Agreement Between Daniel Fregeau and the Company.

10.19(1,3)   Letter Agreement Between Alfred G. Altomare and the Company.

10.20(1)     Value Added Reseller Agreement Between Geneva Digital Ltd.
             and the Company.

10.21(1)     Value Added Remarketer Agreement Between Business and
             Business and the Company.

10.22(1,2)   1997 Employee Stock Purchase Plan.
10.23        Tony N. Domit Agreement.
10.24        Xerox Cooperative Marketing Agreement.
10.25        Xerox Canada Cooperative Marketing and Customer Support
             Agreement.

21.1(1)      List of Subsidiaries.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
24.1         Power of Attorney. (included on page 22)
27           Financial Data Schedule.

---------------
(1) Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2) Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(3) Indicates management compensatory plan, contract or arrangement.