Form 10-Q
period 1998-03-31
DOCUMENT SCIENCES CORP
filed 1998-05-15
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                      For the Period Ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

       For the Transition Period From _________________ to ______________

                         Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

            Delaware                                          33-0485994
---------------------------------                         -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
incorporation or of organization)                         Identification No.)


6333 Greenwich Drive, Suite 200 San Diego, CA                    92122
---------------------------------------------                  ----------
  (Address of principal executive offices)                     (Zip Code)


                                 (619) 625-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

The number of shares of the issuer's Common Stock outstanding as of April 30, 1998 was 10,818,087.

                                      INDEX

                          DOCUMENT SCIENCES CORPORATION


                                                                                  PAGE
                                                                                   NO.
                                                                                  ----
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets---March 31, 1998 and December 31, 1997....    3

Condensed consolidated statements of income---Three months ended March 31, 1998
and 1997........................................................................    4

Condensed consolidated statements of cash flows---Three months ended March 31,
1998 and 1997...................................................................    5

Notes to condensed consolidated financial statements............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations...........................................................    7

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.......................................    13

Signatures......................................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  MARCH 31,         DECEMBER 31,
                                                                     1998               1997
                                                                 ------------       ------------
                                                                 (UNAUDITED)           (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  2,357,324       $  3,526,301
  Short-term investments                                           16,895,235         18,228,527
  Accounts receivable, net                                          6,786,448          6,468,751
  Due from affiliates                                                 408,244            851,717
  Work in process on development contracts                            375,098            288,932
  Deferred income taxes                                               326,500            326,500
  Other current assets                                                925,838            279,888
                                                                 ------------       ------------
    Total current assets                                           28,074,687         29,970,616
Property and equipment, net                                         2,193,966          2,135,930
Goodwill, net                                                         987,580          1,005,111
Capitalized computer software development costs, net                1,369,090          1,117,319
                                                                 ============       ============
    Total assets                                                 $ 32,625,323       $ 34,228,976
                                                                 ============       ============

LIABILITIES
Current liabilities:
  Accounts payable                                               $    937,927       $    673,657
  Accrued compensation                                                626,827            787,511
  Other accrued liabilities                                           387,584            348,559
  Deferred revenues                                                 3,578,061          3,812,365
  Current income tax payable to affiliate                                  --            387,443
  Current portion of obligations under capital leases                  65,108             65,108
                                                                 ------------       ------------
    Total current liabilities                                       5,595,507          6,074,643

Obligations under capital leases                                       36,626             52,236
Deferred income taxes                                                 411,500            411,500

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value;
    Authorized---30,000,000 shares
    Issued and outstanding shares --10,814,962 at March 31,
    1998 and 10,803,369 at December 31, 1997                           10,815             10,803
  Deferred compensation                                              (213,968)          (241,469)
  Treasury stock                                                     (240,515)          (240,515)
  Unrealized gains on short-term investments                           70,491             69,506
  Additional paid-in-capital                                       25,401,736         25,398,897
  Retained earnings                                                 1,553,131          2,693,375
                                                                 ------------       ------------
    Total stockholders' equity                                     26,581,690         27,690,597
                                                                 ============       ============
    Total liabilities and stockholders' equity                   $ 32,625,323       $ 34,228,976
                                                                 ============       ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         -------------------------------
                                                             1998               1997
                                                         ------------       ------------
Revenues:
  Initial license fees                                   $  1,396,762       $  1,783,079
  Annual renewal license and support fees                   1,471,069            799,941
  Services and other                                        1,714,016          1,398,915
                                                         ------------       ------------
    Total revenues                                          4,581,847          3,981,935
Cost of revenues:
  Initial license fees                                        207,738            195,939
  Annual renewal license and support fees                     184,696            110,364
  Services and other                                        1,035,226            511,263
                                                         ------------       ------------
    Total cost of revenues                                  1,427,660            817,566
                                                         ------------       ------------
  Gross margin                                              3,154,187          3,164,369
Operating expenses:
Research and development                                      925,671            692,686
Selling, marketing and customer support                     2,435,177          2,038,167
General and administrative                                  1,520,532            648,776
                                                         ------------       ------------
  Total operating expenses                                  4,881,380          3,379,629
                                                         ------------       ------------
    Income (loss) from operations                          (1,727,193)          (215,260)
    Interest income, net                                      246,949            286,876
                                                         ------------       ------------
    Income (loss) before income taxes                      (1,480,244)            71,616
Provision for (benefit from) income taxes                    (340,000)           (26,400)
                                                         ============       ============
    Net income (loss)                                    $ (1,140,244)      $     98,016
                                                         ============       ============

Net income (loss) per share--basic                       $      (0.11)      $       0.01
                                                         ============       ============
Weighted average shares used in basic calculation          10,753,840         10,731,393
                                                         ============       ============
Net income (loss) per share--diluted                     $      (0.11)      $       0.01
                                                         ============       ============
Weighted average shares used in diluted calculation        10,753,840         11,047,534
                                                         ============       ============


See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         -----------------------------
                                                            1998               1997
                                                         -----------       -----------
Net income (loss)                                        $(1,140,244)      $    98,016
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                              134,268            80,159
  Amortization of goodwill                                    17,531                --
  Amortization of computer software costs                     37,923            25,264
  Amortization of deferred compensation                       27,501            27,501
  Current income tax paid to affiliate                      (387,443)               --
  Provision for doubtful accounts                             92,686          (108,816)
  Changes in operating assets and liabilities:
    Accounts receivable                                       33,090           475,810
    Work in process on development contracts                 (86,166)               --
    Other current assets                                    (645,950)         (128,602)
    Accounts payable                                         264,270            60,484
    Accrued liabilities                                     (121,659)         (474,416)
    Deferred revenue                                        (234,304)         (184,691)
                                                         -----------       -----------
Net cash provided by (used in) operating activities       (2,008,497)         (129,291)
INVESTING ACTIVITIES
Purchases of short-term investments                       (6,663,311)       (1,355,766)
Sales of short-term investments                            6,896,603                --
Maturities of short-term investments                       1,100,000                --
Purchases of property and equipment                         (192,304)         (337,779)
Unrealized gains on securities                                   985                --
Additions to computer software development costs            (289,694)               --
                                                         -----------       -----------
Net cash provided by (used in) investing activities          852,279        (1,693,545)
FINANCING ACTIVITIES
Principal payments under capital lease obligations           (15,610)          (16,083)
Issuance of common stock                                       2,851             2,893
                                                         -----------       -----------
Net cash used in financing activities                        (12,759)          (13,190)
                                                         -----------       -----------
Decrease in cash and cash equivalents                     (1,168,977)       (1,836,026)
Cash and cash equivalents at beginning of period           3,526,301         2,465,694
                                                         ===========       ===========
Cash and cash equivalents at end of period               $ 2,357,324       $   629,668
                                                         ===========       ===========
Supplemental disclosure of cash flow information:
Interest paid                                            $     3,307       $     5,093
                                                         ===========       ===========


See notes to condensed consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998

Note A---Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes rules for reporting and displaying comprehensive income. The adoption of SFAS No. 130 does not materially impact the Company's results of operations, cash flows or financial position.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position, (SOP 97-2), Software Revenue Recognition, which provides guidance for recognizing revenue related to sales by software vendors. SOP 97-2 was effective for the Company in the first quarter of 1998. The adoption of SOP 97-2 does not have a significant impact on the Company's revenue recognition policy.

Note B---Transactions with Affiliates

The Company has strategic marketing alliances with Xerox Corporation (Xerox) under which the parties have agreed to pay certain fees on referrals that lead to the successful sale or licensing of products. Included in services and other revenue in the accompanying condensed consolidated statements of income are commissions earned from Xerox totaling $84,750 and $179,000 for the three months ended March 31, 1998 and 1997, respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying condensed consolidated statements of income and totaled $0 and $39,500 for the three months ended March 31, 1998 and 1997, respectively.

The Company has distribution agreements with certain affiliates which provide the affiliates with the non-exclusive right to sub-license the Company's software in Australia, New Zealand and Canada. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $453,300 and $232,900 for the three months ended March 31, 1998 and 1997, respectively. Included in accounts receivable are $397,800 and $227,800 from these revenues at March 31, 1998 and 1997, respectively.

The Company has distribution agreements with certain affiliates which provide the affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $465,000 and $479,400 for the three months ended March 31, 1998 and 1997, respectively. Related accounts receivable are $567,700 and $413,900 at March 31, 1998 and 1997, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains certain trend analysis and other forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of factors, including those set forth in this discussion under "Factors That May Affect Future Results" and other risks detailed from time to time in the Company's SEC reports. In addition, the discussion of the Company's results of operations should be read in conjunction with the sections entitled "Certain Additional Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

Document Sciences Corporation (the "Company") develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. The Company was incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox Corporation ("Xerox"), and Xerox currently owns approximately 62% of the Company's outstanding shares of Common Stock.

On May 9, 1997, the Company purchased substantially all of the assets of Data Retrieval Corporation of America from the West Group. Included in the purchase were exclusive ownership of the TextComply, Text DBMS, TextGen, TextMigrate and Textbook software products and the installed base of commercial accounts. The Company retained employees responsible for the development, product support and customer service of the software products. In addition, the Company has continued to provide training and consulting support for existing and future customers.

The Company is currently assessing the potential impact of year 2000 software and operational compliance issues on its business and the related expenses of remedying such impact. The Company is utilizing both internal and external resources to identify, modify or reprogram, and perform extensive testing on its systems, in connection with the 2000 issue. Management has not yet finalized its assessment of the year 2000 compliance expenses and related potential effect on the Company's earnings.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                               ----------------------------------
                                                  1998                   1997
                                               ------------          ------------
Revenues:
  Initial license fees                                   31%                   45%
  Annual renewal license and support fees                32                    20
  Services and other                                     37                    35
                                               ------------          ------------
    Total revenues                                      100%                  100%
                                               ------------          ------------



Cost of revenues:
  Initial license fees                                    4%                    5%
  Annual renewal license and support fees                 4                     3
  Services and other                                     23                    12
                                               ------------          ------------
    Total cost of revenues                               31%                   20%
                                               ------------          ------------
Gross profit                                             69%                   80%

Operating expenses:
  Research and development                               20%                   17%
  Selling, marketing and customer support                53                    52
  General and administrative                             33                    16
                                               ------------          ------------
    Total operating expenses                            106%                   85%
                                               ------------          ------------
Income (loss) from operations                           (37)                   (5)
Interest income, net                                      5                     7
                                               ------------          ------------
Income (loss) before income taxes                       (32)%                   2%
                                               ------------          ------------
Provision for (benefit from) income taxes                (7)                   --
                                               ============          ============
    Net income                                          (25)%                   2%
                                               ============          ============


REVENUES

The Company's revenues are divided into three categories: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees are comprised principally of license fees for the first year of use of the Company's products by end user customers. Annual renewal license and support fees are comprised principally of mandatory fees paid by customers annually for continued use and support of the licensed products. Services and other revenues are comprised principally of fees for consulting, application development and training services performed by the Company as well as fees received from Xerox in connection with the sale of certain Xerox printer products. The Company recognizes revenue in accordance with AICPA Statement of Position on Software Revenue Recognition No. 97-2. Initial license revenue is recognized upon delivery of the product to customers if no significant Company obligations remain and collection of the receivable is deemed probable. The portion of the initial license revenue which represents the software support for the first year is deferred and recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting and training services are recognized as the related services are performed.

Total revenues increased 15.1% to $4.6 million for the three months ended March 31, 1998 from $4.0 million for the three months ended March 31, 1997. This growth was due primarily to the increases in revenues from increased consulting services, which are included in services and other, and increases in annual renewal and support fees, which have increased principally as a result of the customer base acquired in the Data Retrieval transaction.

The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary decreased 7.2% to $1.3 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. This decrease is the result of fewer large transactions. Revenues from export sales were 28% and 35% of total revenues for the three months ended March 31, 1998 and 1997, respectively.

The Company and Xerox maintain a strategic marketing alliance agreement under which the parties have agreed to pay each other fees on referrals that lead to the successful licensing or sales of each other's products. The Company's revenues from the strategic marketing alliance, principally commissions from sales of Xerox printers, were $84,750 and $179,000 for the three months ended March 31, 1998 and 1997, respectively. The fees received by the Company from sales of Xerox printers under the strategic marketing alliance have little associated costs, have had a high degree of inconsistency from quarter to quarter and are difficult to project. Failure to continue to receive such fees could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements related to the licensing, maintenance and support of the Company's products increased 28.9% to $918,300 for the three months ended March 31, 1998 from $712,300 for the three months ended March 31, 1997. This increase is due principally to increased revenues through Xerox Canada Ltd. and Fuji Xerox Australia.

Initial license fees. Initial license fee revenues decreased 21.7% to $1.4 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. This decrease in initial license fees was due to one-time charges of $340,000 for sales concessions to certain customers. Initial license fees have declined as a percentage of total revenue due to increased customer demand for consulting services and a significant increase in annual license and support fees as a result of the Data Retrieval acquisition.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 83.9% to $1.5 million for the three months ended March 31, 1998 from $799,900 for the three months ended March 31, 1997. The increase was principally due to the larger installed base of users of the Company's software products and additional support fees acquired in the Data Retrieval acquisition in May 1997. As a percentage of total revenues, annual renewal license and support fees were 32.1% and 20.1% for the three months ended March 31, 1998 and 1997, respectively.

Services and other. Revenues from services and other increased 22.5% to $1.7 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The growth in revenues from consulting services, which is included in services and other, both in revenue dollars and as a percentage of total revenues, was attributable to increased demand for consulting services which has become a larger component of new customer orders.

Cost of Revenues

Total cost of revenues was 31.2% and 20.5% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of revenues as a percentage of total revenues resulted primarily from increased personnel costs associated with providing additional consulting services to customers.

Cost of initial license fees. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel and the cost of third-party software. The cost of initial licenses increased 6.0% to $207,700 for the three months ended March 31, 1998 from $195,900 for the three months ended March 31, 1997. This increase was primarily the result of increased amortization of capitalized software development costs. As a percent of initial license fee revenues, the cost of initial license fees was 14.9% and 11.0% for the three months ended March 31, 1998 and 1997, respectively. The cost of initial license fees also included the amortization of capitalized software development costs of $37,900 and $25,300 for the three months ended March 31, 1998 and 1997, respectively.

Cost of annual renewal license and support fees. Cost of annual renewal license and support fees consists primarily of employment-related costs for the Company's technical support staff, which performs technical software support services. These costs increased 67.4% to $184,700 for the three months ended March 31, 1998 from $110,400 for the three months ended March 31, 1997. As a percentage of annual renewal license and support fee revenues, these costs were 12.6% and 13.8% for the three months ended March 31, 1998 and 1997, respectively. This increase in absolute dollars is attributed to the additional technical support personnel necessary to support the customer base acquired from Data Retrieval as well as an increase in the installed base of users of the Company's software products. The decrease in costs as a percentage of annual renewal license and support fees revenue is a result of economies of scale associated with a larger installed base of customers.

Cost of services and other. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance. Cost of services and other revenue increased 102.5% to $1.0 million for the three months ended March 31, 1998 from $511,300 for the three months ended March 31, 1997. The costs of services and other represented 60.4% and 36.5% of the related revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of services and other revenues resulted principally from the additional personnel costs related to the Company providing increased consulting services.

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. The Company expenses all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of production are capitalized until general release of the product. The capitalized costs of software production are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. The Company capitalized $289,700 of software costs for the three months ended March 31, 1998. The Company did not capitalize any software costs for the three months ended March 31, 1997. Research and development expenses increased 33.6% to $925,700 for the three months ended March 31, 1998 from $692,700 for the three months ended March 31, 1997. The increase in these expenses resulted principally from the expansion of the engineering staff and related costs.

Selling, marketing and customer support. Selling, marketing and customer support expenses consist primarily of salaries, commissions, marketing programs and related costs for pre-and post sales activity. These expenses increased 19.5% to $2.4 million for the three months ended March 31, 1998 from $2.0 million for the three months ended March 31, 1997. The growth of these expenses was due principally to increased sales, sales support and marketing personnel and the related costs and commissions associated with increased revenues.

General and administrative. General and administrative expenses consist primarily of employment-related costs for finance, administration and human resources, and general corporate management and services. These expenses increased 134.4% to $1.5 million for the three months ended March 31, 1998 from $648,800 for the three months ended March 31, 1997. These expenses represented 33.2% and 16.3% of the total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in general and administrative expenses was the result of growth in the finance and administrative operations of the Company and of one-time charges of $459,000 for severance and recruiting costs.

Interest and other income (expense), net. Interest and other income is primarily composed of interest income from cash and cash equivalents and short-term investments offset by financing charges related to equipment leases and other debt. Interest and other income decreased to $247,000 for the three months ended March 31, 1998 from $286,900 for the three months ended March 31, 1997. The decrease in dollar amount is due to a decrease in the balance of short-term investments which are being used to fund the growth of the Company.

Provision for (benefit from) income taxes. From its inception to September 20, 1996, the Company's taxes were included in the consolidated tax returns of Xerox Corporation. Subsequent to the Company's initial public offering, the Company was no longer included in the consolidated tax returns for Xerox Corporation. For the three months ended March 31, 1998, the Company has recognized a tax benefit as a result of the net operating loss and the non-taxable municipal bond interest received during the period.

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

Marketing alliances with Xerox have contributed a substantial portion of the Company's income from operations and net income for certain prior operating periods, have had a high degree of inconsistency from quarter to quarter and are difficult to estimate. Failure to continue to receive such commissions would have a material adverse effect on the Company's business, operating results and financial condition. Although neither Xerox nor its affiliated entities has expressed to the Company any intention to terminate their respective agreements with the Company, these agreements generally may be terminated on no more than 90 days notice. Accordingly, there can be no assurance that Xerox or its affiliates will continue these relationships or, if they do, that they will be on terms favorable to the Company. Furthermore, there can be no assurance that existing and potential customers will not be deterred by the existence of these relationships or by the historical ties between the Company and Xerox and its affiliates. Though the Company intends to continue its existing relationships with Xerox, the Company's strategy is to lessen its dependence on Xerox. However, there can be no assurance that the Company will be able to do so and, because of the Company's current level of dependence on Xerox, there can be no assurance that the Company's transition to a more independent company will not adversely affect its business, financial condition or results of operations. The failure by the Company to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on the Company's business, operating results and financial condition.

Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $19.3 million at March 31, 1998, representing 59% of total assets. Net cash used by operating activities for the three months ended March 31, 1998 was $2.0 million and was primarily the result of an increase in other assets, the payment of income taxes to Xerox and the net loss from operations. The Company intends to continue to invest in short-term, interest-bearing, investment grade securities.

For the three months ended March 31, 1998, the Company's investing activities provided cash of $852,300 primarily from sales and maturities of short-term investments.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Document Sciences Corporation
                                      (Registrant)

Date:  May 15, 1998                   /S/ Robert D. Gerhart
-------------------                   ---------------------
                                      Robert D. Gerhart
                                      Acting Chief Financial Officer
                                      (Duly Authorized and Principal Financial
                                      Officer)

                                  EXHIBIT INDEX

Exhibit
No.                                              Description
-------                                          -----------
27                                               Financial Data Schedule