Form 10-Q
period 1998-06-30
DOCUMENT SCIENCES CORP
filed 1998-08-06
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998.

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________________ to ______________.

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

               Delaware                                         33-0485994
   ---------------------------------                        -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or of organization)                        Identification No.)

    6333 Greenwich Drive, Suite 200
              San Diego, CA                                         92122
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (619) 625-2000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of the issuer's Common Stock outstanding as of August 6, 1998, was 10,837,796.

                                      Index


                          DOCUMENT SCIENCES CORPORATION

                                                                                                     Page
                                                                                                      No.
                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets-June 30, 1998 and December 31, 1997........................................3

Consolidated statements of income-three and six months ended June 30, 1998 and 1997....................4

Consolidated statements of cash flows-six months ended June 30, 1998 and 1997..........................5

Notes to interim consolidated financial statements.....................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........7


                                   PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........................................11

Item 6. Exhibits and Reports on Form 8-K..............................................................12

Signatures............................................................................................12

PART I. FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS (Unaudited)


                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,              December 31,
                                                                         1998                   1997
                                                                     ------------           ------------
                                                                     (Unaudited)               (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  2,293,279           $  3,526,301
   Short-term investments                                              16,532,745             18,228,527
   Accounts receivable, net                                             5,887,381              6,468,751
   Due from affiliates                                                  1,833,419                851,717
   Work in process on development contracts                               309,025                288,932
   Deferred income taxes                                                  326,500                326,500
   Other current assets                                                 1,000,566                279,888
                                                                     ------------           ------------
     Total current assets                                              28,182,915             29,970,616
Property and equipment, net                                             2,195,401              2,135,930
Goodwill, net                                                             970,049              1,005,111
Computer software costs, net                                            1,606,308              1,117,319
                                                                     ============           ============
     Total assets                                                    $ 32,954,673           $ 34,228,976
                                                                     ============           ============

LIABILITIES
Current liabilities:
   Accounts payable                                                  $    507,475           $    673,657
   Accrued compensation                                                   854,601                787,511
   Other accrued liabilities                                              322,848                348,559
   Deferred revenue                                                     4,372,181              3,812,365
   Current income tax payable to affiliate                                      0                387,443
   Current portion of obligations under capital leases                     59,598                 65,108
                                                                     ------------           ------------
     Total current liabilities                                          6,116,703              6,074,643

Obligations under capital leases                                           24,558                 52,236
Deferred income taxes                                                     411,500                411,500

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized shares - 30,000,000
     Issued and outstanding shares - 10,828,671 at June 30,
       1998, and 10,803,369 at December 31, 1997                           10,829                 10,803
   Deferred compensation                                                 (186,467)              (241,469)
   Treasury stock                                                        (337,486)              (240,515)
   Unrealized gain on short-term investments                               72,515                 69,506
   Additional paid-in capital                                          25,404,302             25,398,897
   Retained earnings                                                    1,438,219              2,693,375
                                                                     ------------           ------------
     Total stockholders' equity                                        26,401,912             27,690,597
                                                                     ------------           ------------
     Total liabilities and stockholders' equity                      $ 32,954,673           $ 34,228,976
                                                                     ============           ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                             June 30,
                                                       -------------------------------       -------------------------------
                                                           1998               1997               1998               1997
                                                       ------------       ------------       ------------       ------------

Revenues:
   Initial license fees                                $  2,820,616       $  1,906,301       $  4,217,378       $  3,689,380
   Annual renewal license and support fees                1,401,472          1,166,979          2,872,541          1,966,920
   Services and other                                     1,611,152          1,609,813          3,325,168          3,008,728
                                                       ------------       ------------       ------------       ------------
     Total revenues                                       5,833,240          4,683,093         10,415,087          8,665,028
Cost of revenues:
   Initial license fees                                     271,868            242,476            479,606            438,415
   Annual renewal license and support fees                  209,405            170,886            394,101            281,250
   Services and other                                     1,147,557            816,940          2,182,783          1,328,203
                                                       ------------       ------------       ------------       ------------
Total cost of revenues                                    1,628,830          1,230,302          3,056,490          2,047,868
                                                       ------------       ------------       ------------       ------------
     Gross profit                                         4,204,410          3,452,791          7,358,597          6,617,160
Operating expenses:
   Research and development                               1,004,192            801,260          1,929,863          1,493,946
   Selling, marketing and customer support                2,944,744          2,145,987          5,379,922          4,184,154
   General and administrative                               620,861            678,999          2,141,392          1,327,775
                                                       ------------       ------------       ------------       ------------
     Total operating expenses                             4,569,797          3,626,246          9,451,177          7,005,875
                                                       ------------       ------------       ------------       ------------
   Income (loss) from operations                           (365,387)          (173,455)        (2,092,580)          (388,715)
   Interest income, net                                     220,475            284,775            467,424            571,651
                                                       ------------       ------------       ------------       ------------
Income (loss) before income taxes                          (144,912)           111,320         (1,625,156)           182,936
   Provision for (benefit of) income taxes                  (30,000)           (52,500)          (370,000)           (78,900)
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $   (114,912)      $    163,820       $ (1,255,156)      $    261,836
                                                       ============       ============       ============       ============

Net income (loss) per share-basic                      ($      0.01)      $       0.02       ($      0.12)      $       0.02
                                                       ============       ============       ============       ============
Weighted average shares used in basic calculation
                                                         10,755,727         10,771,458         10,754,784         10,751,425
                                                       ============       ============       ============       ============
Net income (loss) per share-diluted                    ($      0.01)      $       0.01       ($      0.12)      $       0.02
                                                       ============       ============       ============       ============
Weighted average shares used in diluted
calculation                                              10,755,727         11,057,555         10,754,784         11,054,244
                                                       ============       ============       ============       ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months             Six Months
                                                                    Ended                  Ended
                                                                  June 30,                June 30,
                                                                    1998                   1997
                                                                ------------           ------------
OPERATING ACTIVITIES
Net income (loss)                                               $ (1,255,156)          $    261,836
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                     202,526                189,368
   Amortization of goodwill                                           35,062                 11,687
   Amortization of computer software costs                            56,728                 48,454
   Amortization of deferred compensation                              55,002                 55,002
   Income taxes payable to affiliates                               (387,443)                   -0-
   Provision for doubtful accounts                                   213,133                 39,292
   Changes in operating assets and liabilities:
       Accounts receivable                                          (613,465)              (822,109)
       Work in process on development contracts                      (20,093)                   -0-
       Other current assets                                         (720,678)              (249,926)
       Accounts payable                                             (166,182)               (51,623)
       Other accrued liabilities                                      41,379               (584,238)
       Deferred revenue                                              559,816               (500,661)
                                                                ------------           ------------
Net cash used in operating activities                             (1,999,371)            (1,602,918)
INVESTING ACTIVITIES
Purchases of short-term investments (net)                        (10,832,652)                   -0-
Sales of short-term investments                                    9,928,434                671,916
Maturities of short-term investments                               2,600,000              2,599,431
Purchases of property and equipment, net                            (261,997)              (888,743)
Cash paid for acquired business                                          -0-               (507,000)
Unrealized gains on securities                                         3,009                 41,768
Additions to computer software costs                                (545,717)              (210,433)
                                                                ------------           ------------
Net cash provided by investing activities                            891,077              1,706,939
FINANCING ACTIVITIES
Principal payments under capital lease obligations                   (33,188)               (31,102)
Purchase of treasury stock                                           (96,971)                   -0-
Issuance of common stock                                               5,431                 12,355
                                                                ------------           ------------
Net cash used in financing activities                               (124,728)               (18,747)
                                                                ------------           ------------

Increase (decrease) in cash and cash equivalents                  (1,233,022)                85,274
Cash and cash equivalents at beginning of period                   3,526,301              2,465,694
                                                                ------------           ------------
Cash and cash equivalents at end of period                      $  2,293,279           $  2,550,968
                                                                ============           ============

Supplemental disclosure of cash flow information:
   Interest paid                                                $      6,656           $      9,960
                                                                ============           ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998


Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1997 have been reclassified to conform with the 1998 presentation. The information included in this 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis included in the Company's 1997 Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note B-Transactions with Affiliates

Document Sciences Corporation (the "Company") has a strategic marketing alliance with Xerox Corporation (Xerox) under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of products. Included in services and other revenue in the accompanying condensed consolidated statements of income are commissions earned from Xerox totaling $70,000 and $234,400 for the three months ended June 30, 1998 and 1997, respectively, and $154,800 and $413,400 for the six months ended June 30, 1998 and 1997, respectively. Commissions related to referrals from Xerox are included in selling and marketing expense in the accompanying condensed consolidated statements of income and totaled $0 and $19,900 for the three months ended June 30, 1998 and 1997, respectively, and $0 and $52,900 for the six months ended June 30, 1998 and 1997, respectively.

The Company has distribution agreements with certain affiliates which provide the affiliates with the non-exclusive right to sub-license the Company's software in Canada, Australia, New Zealand and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $514,100 and $135,500 for the three months ended June 30, 1998 and 1997, respectively, and $967,500 and $368,400 for the six months ended June 30, 1998 and 1997, respectively. Related accounts receivable are $474,400 and $268,600 from these revenues at June 30, 1998 and 1997, respectively.

The Company has distribution agreements with certain affiliates which provide such affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $631,200 and $494,800 for the three months ended June 30, 1998 and 1997, respectively, and $1.1 million and $974,200 for the six months ended June 30, 1998 and 1997, respectively. Related accounts receivable are $391,800 and $614,900 at June 30, 1998 and 1997, respectively.

Note C-Net Income Per Share

The Company presents it's earnings per share information in accordance with FAS No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share, which includes the dilutive effects of options, warrants and convertible securities, is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

                                                        Three Months Ended                       Six Months Ended
                                                ----------------------------------      ---------------------------------
                                                June 30, 1998        June 30, 1997      June 30, 1998       June 30, 1997
                                                -------------        -------------      -------------       -------------
Weighted average common shares
  outstanding used in basic earnings per
  share calculation                               10,755,727          10,771,458          10,754,784          10,751,425

Effect of dilutive stock options                         -0-             286,097                 -0-             302,819
                                                  ----------          ----------          ----------          ----------


Shares used in diluted earnings per
  share                                           10,755,727          11,057,555          10,754,784          11,054,244
                                                  ==========          ==========          ==========          ==========


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

RESULTS OF OPERATIONS

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

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:


                                                        Three Months Ended            Six Months Ended
                                                            June 30,                       June 30,
                                                     1998            1997            1998            1997
                                                   --------        --------        --------        --------
Revenues:
  Initial license fees                                   48%             41%             40%             42%
  Annual renewal license and support fees                24              25              28              23
  Services and other                                     28              34              32              35
                                                   --------        --------        --------        --------
     Total revenues                                     100%            100%            100%            100%

Cost of revenues:
  Initial license fees                                    5%              5%              4%              5%
  Annual renewal license and support fees                 3               4               4               3
  Services and other                                     20              17              21              15
                                                   --------        --------        --------        --------
  Total cost of revenues                                 28%             26%             29%             23%
                                                   --------        --------        --------        --------
Gross profit                                             72%             74%             71%             76%

Operating expenses:
  Research and development                               17%             17%             18%             17%
  Selling, marketing and customer support                46              46              52              48
  General and administrative                             15              15              21              16
                                                   --------        --------        --------        --------
     Total operating expenses                            78%             78%             91%             81%
                                                   --------        --------        --------        --------

Loss from operations                                     (6)             (4)            (20)             (5)
Interest income, net                                      4               6               4               7
                                                   --------        --------        --------        --------
Income (loss) before provision for taxes                 (2)%             2%            (16)%             2%
                                                   --------        --------        --------        --------
Provision for (benefit of) income taxes                   0              (1)             (4)             (1)
                                                   ========        ========        ========        ========
       Net income (loss)                                 (2)%             3%            (12)%             3%
                                                   ========        ========        ========        ========


REVENUES

Total revenues increased 24.6% to $5.8 million for the three months ended June 30, 1998, from $4.7 million for the three months ended June 30, 1997 and increased 20.2% to $10.4 million for the six months ended June 30, 1998, from $8.7 million for the six months ended June 30, 1997. This growth was due primarily to the increases in revenues from initial license fees, and increases in annual renewal and support fees, which are due in part to the installed customer base acquired from Data Retrieval in May 1997.

Sales Channels. The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary increased 54.5% to $1.8 million for the three months ended June 30, 1998, from $1.2 million for the three months ended June 30, 1997 and increased 20.7% to $3.1 million for the six months ended June 30, 1998, from $2.5 million for the six months ended June 30, 1997. This growth was principally due to a more established and experienced VAR channel in Europe. Revenues from export sales were 30% and 25% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 29% and 29% of total revenues for the six months ended June 30, 1998 and 1997, respectively.

The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements related to the licensing, maintenance and support of the Company's products increased 80.7% to $1.1 million for the three months ended June 30, 1998, from $630,300 for the three months ended June 30, 1997 and increased 52.9% to $2.1 million for the six months ended June 30, 1998, from $1.3 million for the six months ended June 30, 1997. These increases are due principally to substantially increased sales through Xerox Canada Ltd. and European revenues from Xerox affiliates.

Initial license fees. Initial license fee revenues increased 48.0% to $2.8 million for the three months ended June 30, 1998, from $1.9 million for the three months ended June 30, 1997 and increased 14.3% to $4.2 million for the six months ended June 30, 1998, from $3.7 million for the six months ended June 30, 1997. The increase for the three month period ended June 30, 1998 when compared to same period in

1997 was due principally to sales to new customers reflecting in part the expansion of the direct sales force and expansion of the Company's indirect distribution channel. For the comparative six month period, initial license fees have declined slightly as a percentage of total revenue due to increased customer demand for consulting services and a significant increase in annual renewal license and support fees.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 20.1% to $1.4 million for the three months ended June 30, 1998, from $1.2 million for the three months ended June 30, 1997 and increased 46.0% to $2.9 million for the six months ended June 30, 1998, from $2.0 million for the six months ended June 30, 1997. The increase was principally due to the acquisition of Data Retrieval's installed base of users.

Services and other. Revenues from services and other remained at $1.6 million for the three months ended June 30, 1998, and increased 10.5% to $3.3 million for the six months ended June 30, 1998, from $3.0 million for the six months ended June 30, 1997. The increase for the six month period ended June 30, 1998 when compared to the same period in 1997 was due to consulting services representing a larger component of new customer orders.

Cost of Revenues

Total cost of revenues increased 32.4% to $1.6 million for the three months ended June 30, 1998, from $1.2 million for the three months ended June 30, 1997, and increased 49.3% to $3.1 million for the six months ended June 30, 1998, from $2.0 million for the six months ended June 30, 1997. The increase in cost of revenues resulted primarily from increased personnel costs associated with providing additional professional consulting services to customers.

Operating Expenses

Research and development. The Company capitalized $256,000 and $210,400 of software costs for the three month periods ended June 30, 1998 and 1997, respectively, and $545,700 and $210,400 for the six months ended June 30, 1998 and 1997, respectively. The Company did not capitalize any software costs for the three months ended March 31, 1997. Research and development expenses increased 25.3% to $1.0 million for the three months ended June 30, 1998, from $801,300 for the three months ended June 30, 1997 and increased 29.2% to $1.9 million for the six months ended June 30, 1998, from $1.5 million for the six months ended June 30, 1997. The increase in these expenses resulted principally from the expansion of the engineering staff and related costs.

Selling, marketing and customer support. Selling, marketing and customer support expenses increased 37.2% to $2.9 million for the three months ended June 30, 1998, from $2.1 million for the three months ended June 30, 1997 and increased 28.6% to $5.4 million for the six months ended June 30, 1998, from $4.2 million for the six months ended June 30, 1997. The growth of these expenses was due principally to increased sales, sales support and marketing personnel and related costs and commissions associated with increased revenues.

General and administrative. General and administrative expenses decreased 8.6% to $620,900 for the three months ended June 30, 1998, from $679,000 for the three months ended June 30, 1997 and increased 61.3% to $2.1 million for the six months ended June 30, 1998, from $1.3 million for the six months ended June 30, 1997. The increase in general and administrative expenses for the six month period was primarily the result of one-time charges of $459,000 for severance and recruiting costs taken in the first quarter and increased personnel related and general corporate expenditures.

Provision for (benefit of) income taxes. For the six months ended June 30, 1998, the Company has recognized a tax benefit as a result of the net operating loss and non-taxable municipal bond interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $18.8 million at June 30, 1998, representing 56.8% of total assets. The Company intends to continue to invest in short-term, interest-bearing, investment grade securities.

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

        (iii) Approximately $2,000,000 has been used for general working capital purposes.

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

The Company's software products generally are shipped as orders are received. As a result, initial license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of the recording of initial license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to twelve months from the initial customer contact.

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

Marketing alliances with Xerox have contributed a substantial portion of the Company's income from operations and net income for certain prior operating periods, have had a high degree of inconsistency from quarter to quarter and are difficult to estimate. Failure to continue to receive such commissions would have a material adverse effect on the Company's business, operating results and financial condition. Although neither Xerox nor its affiliated entities has expressed to the Company any intention to terminate their respective agreements with the Company, these agreements generally may be terminated on no more than 90 days notice. Accordingly, there can be no assurance that Xerox or its affiliates will continue these relationships or, if they do, that they will be on terms favorable to the Company. Furthermore, there can be no assurance that existing and potential customers will not be deterred by the existence of these relationships or by the historical ties between the Company and Xerox and its affiliates. Though the Company intends to continue its existing relationships with Xerox, the Company's strategy is to lessen its dependence on Xerox. However, there can be no assurance that the Company will be able to do so and, because of the Company's current level of dependence on Xerox, there can be no assurance that the Company's transition to a more independent company will not maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on the Company's business, operating results and financial condition.

Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company is continuing to assess the potential impact of Year 2000 software and operational compliance issues on its business and the related expenses of remedying such impact. The Company is utilizing internal resources to identify, modify or reprogram, and perform extensive testing on its systems, in connection with the Year 2000 issue. The Company expects to have all necessary changes implemented by 2000. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 21, 1998, the following individuals were elected to the Board of Directors:

                                       VOTES FOR          VOTES WITHHELD
         Thomas L. Ringer              9,398,218             782,549
         Charles P. Holt               9,398,218             782,549
         Colin J. O'Brien              9,398,218             782,549
         James J. Costello             9,398,218             782,549
         Barton L. Faber               9,398,218             782,549

The following proposals were voted on at the Company's Annual Meeting:

                                                                          AFFIRMATIVE      NEGATIVE                    BROKER
                                                                             VOTES          VOTES       ABSTAIN      NON-VOTES
                                                                          -----------      --------     -------      ---------

1.   Stockholder Proposal regarding the election of the Company's          1,334,687      7,361,730      28,690      1,455,960
     directors through cumulative voting.

2.   Proposal to amend the Company's 1995 Stock Incentive Plan to          8,446,134       261,723       16,950      1,455,960
     increase the shares of Common Stock reserved for issuance
     thereunder by 750,000.

3.   Proposal to ratify the appointment of Ernst & Young LLP as            10,121,462       7985         51,320          0
     independent auditors for the fiscal year ending December 31, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Document Sciences Corporation
                                       (Registrant)


Date:  August 6, 1998                  /S/ John H. Wilson
---------------------                  -----------------------------------------
                                       John H. Wilson
                                       Interim Chief Financial Officer
                                       (Duly Authorized and Principal Financial
                                       Officer)

                                  EXHIBIT INDEX

EXHIBIT
   NO.                           DESCRIPTION
-------                          -----------

  27                             Financial Data Schedule