Form 10-Q/A
period 1998-03-31
DOCUMENT SCIENCES CORP
filed 1998-10-27
CIK 1016831

                                                                       CONFORMED

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________________ to ______________

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

           Delaware                                             33-0485994
 (State or other jurisdiction of                              (I.R.S. Employer
incorporation or of organization)                            Identification No.)

6333 Greenwich Drive, Suite 200
San Diego, CA                                                      92122
      (Address of principal executive                             (Zip Code)
               offices)

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

                          DOCUMENT SCIENCES CORPORATION
                              List of Items Amended

                                                                                                       PAGE
                                                                                                        NO.
                                                                                                       ----
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets---March 31, 1998 and December 31, 1997 ...........................           3

Consolidated statements of income---three months ended March 31, 1998 and 1997 ...............           4


Consolidated statements of cash flows---three months ended March 31, 1998 and 1997 ...........           5

Notes to consolidated financial statements ...................................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           7


Signature ....................................................................................          12


                                TEXT OF AMENDMENT

EXPLANATORY NOTE:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-Q for the period ending March 31, 1998 (the "Original Filing") to reflect changes in connection with a reevaluation of certain customer contracts and the related revenue recognition in accordance with AICPA Statement of Position on Software Revenue Recognition 97-2.

PART I.  FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,            DECEMBER 31,
                                                                           1998                   1997
                                                                       ------------           ------------
                                                                        (UNAUDITED)              (NOTE)
ASSETS
Current assets:
    Cash and cash equivalents                                          $  2,357,324           $  3,526,301
    Short-term investments                                               16,895,235             18,228,527
    Accounts receivable, net                                              6,786,448              6,468,751
    Due from affiliates                                                     408,244                851,717
    Work in process on development contracts                                375,098                288,932
    Deferred income taxes                                                   326,500                326,500
    Other current assets                                                  1,020,838                279,888
                                                                       ------------           ------------
       Total current assets                                              28,169,687             29,970,616
Property and equipment, net                                               2,193,966
Goodwill, net                                                               987,580              2,135,930
                                                                                                 1,005,111
Capitalized computer software development costs, net                      1,369,090              1,117,319
                                                                       ------------           ------------
       Total assets                                                    $ 32,720,323           $ 34,228,976
                                                                       ============           ============

LIABILITIES
Current liabilities:
    Accounts payable                                                   $    937,927           $    673,657
    Accrued compensation                                                    626,827                787,511
    Other accrued liabilities                                               387,584                348,559
    Deferred revenues                                                     4,001,061              3,812,365
    Current income tax payable to affiliate                                      --                387,443
    Current portion of obligations under capital leases                      65,108                 65,108
                                                                       ------------           ------------
       Total current liabilities                                          6,018,507              6,074,643

Obligations under capital leases                                             36,626                 52,236
Deferred income taxes                                                       411,500                411,500

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      Authorized---30,000,000 shares
      Issued and outstanding shares --10,814,962 at March 31,
      1998 and 10,803,369 at December 31, 1997                               10,815                 10,803
    Deferred compensation                                                  (213,968)              (241,469)
    Treasury stock                                                         (240,515)              (240,515)
    Unrealized gains on short-term investments                               70,491                 69,506
    Additional paid-in-capital                                           25,401,736             25,398,897
    Retained earnings                                                     1,225,131              2,693,375
                                                                       ------------           ------------
       Total stockholders' equity                                        26,253,690             27,690,597
                                                                       ------------           ------------
       Total liabilities and stockholders' equity                      $ 32,720,323           $ 34,228,976
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

                          DOCUMENT SCIENCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             -----------------------------------
                                                                  1998                  1997
                                                             ------------           ------------
Revenues :
   Initial license fees                                      $    973,762           $  1,783,079
   Annual renewal license and support fees                      1,471,069                799,941
   Services and other                                           1,681,016              1,398,915
                                                             ------------           ------------
      Total revenues                                            4,125,847              3,981,935
Cost of revenues:
   Initial license fees                                           207,738                195,939
   Annual renewal license and support fees                        184,696                110,364
   Services and other                                           1,002,226                511,263
                                                             ------------           ------------
      Total cost of revenues                                    1,394,660                817,566
                                                             ------------           ------------
Gross margin                                                    2,731,187              3,164,369
Operating expenses:
   Research and development                                       925,671                692,686
   Selling, marketing and customer support                      2,435,177              2,038,167
   General and administrative                                   1,520,532                648,776
                                                             ------------           ------------
      Total operating expenses                                  4,881,380              3,379,629
                                                             ------------           ------------
Loss from operations                                           (2,150,193)              (215,260)
   Interest income, net                                           246,949                286,876
                                                             ------------           ------------
Income (loss) before income taxes                              (1,903,244)                71,616
   Benefit from income taxes                                     (435,000)               (26,400)
                                                             ============           ============
Net income (loss)                                            $ (1,468,244)          $     98,016
                                                             ============           ============

Net income (loss)  per share--basic                          $      (0.14)          $       0.01
                                                             ============           ============
Weighted average shares used in basic calculation              10,753,840             10,731,393
                                                             ============           ============
Net income (loss) per share--diluted                         $      (0.14)          $       0.01
                                                             ============           ============
Weighted average shares used in diluted calculation            10,753,840             11,047,534
                                                             ============           ============



See notes to consolidated financial statements.

                         DOCUMENT SCIENCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                ---------------------------------
                                                                    1998                  1997
                                                                -----------           -----------

Net income (loss)                                               $(1,468,244)          $    98,016
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation and amortization                                   134,268                80,159
    Amortization of goodwill                                         17,531                    --
    Amortization of computer software costs                          37,923                25,264
    Amortization of deferred compensation                            27,501                27,501
    Current income tax paid to affiliate                           (387,443)                   --
    Provision for doubtful accounts                                  92,686              (108,816)
    Changes in operating assets and liabilities:
       Accounts receivable                                           33,090               475,810
       Work in process on development contracts                     (86,166)                   --
       Other current assets                                        (740,950)             (128,602)
       Accounts payable                                             264,270                60,484
       Accrued liabilities                                         (121,659)             (474,416)
       Deferred revenue                                             188,696              (184,691)
                                                                -----------           -----------
Net cash provided by (used in) operating activities              (2,008,497)             (129,291)
INVESTING ACTIVITIES
Purchases of short-term investments                              (6,663,311)           (1,355,766)
Sales of short-term investments                                   6,896,603                    --
Maturities of short-term investments                              1,100,000                    --
Purchases of property and equipment                                (192,304)             (337,779)
Unrealized gains on securities                                          985                    --
Additions to computer software development costs                   (289,694)                   --
                                                                -----------           -----------
Net cash provided by (used in) investing activities                 852,279            (1,693,545)
FINANCING ACTIVITIES
Principal payments under capital lease obligations                  (15,610)              (16,083)
Issuance of common stock                                              2,851                 2,893
                                                                -----------           -----------
Net cash used in financing activities                               (12,759)              (13,190)
                                                                -----------           -----------
Decrease in cash and cash equivalents                            (1,168,977)           (1,836,026)
Cash and cash equivalents at beginning of period                  3,526,301             2,465,694
                                                                -----------           -----------
Cash and cash equivalents at end of period                      $ 2,357,324           $   629,668
                                                                ===========           ===========
Supplemental disclosure of cash flow information:
Interest paid                                                   $     3,307           $     5,093
                                                                ===========           ===========



See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998

Note A---Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements included in this Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes rules for reporting and displaying comprehensive income. The adoption of SFAS No. 130 does not materially impact the Company's results of operations, cash flows or financial position.

The Company recognizes revenue in accordance with AICPA Statement of Position
(SOP) 97-2, Software Revenue Recognition. Initial license revenue is recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The portion of the initial license revenue which represents the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

In October 1998, the Company restated its operating results for the three month period ended March 31, 1998, to defer to subsequent quarters certain revenues from contracts totaling $456,000 that had been previously recognized in the three month period ended March 31, 1998. This had the effect of increasing net loss by $328,000 and increasing net loss per share (basic and diluted) by $0.03 for the three month period ended March 31, 1998.

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

The Company has distribution agreements with certain affiliates which provide the affiliates the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $465,000 and $479,400 for the three months ended March 31, 1998 and 1997, respectively. Related accounts receivable are $1,367,500 and $413,900 at March 31, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1998          1997
                                                  --------       --------
Revenues:
  Initial license fees                                  23%            45%
  Annual renewal license and support fees               36             20
  Services and other                                    41             35
                                                  --------       --------
    Total revenues                                     100%           100%

Cost of revenues:
  Initial license fees                                   5%             5%
  Annual renewal license and support fees                5              3
  Services and other                                    24             12
                                                  --------       --------
    Total cost of revenues                              34%            20%
                                                  --------       --------
Gross profit                                            66%            80%

Operating expenses:
  Research and development                              22%            17%
  Selling, marketing and customer support               59             52
  General and administrative                            37             16
                                                  --------       --------
     Total operating expenses                          118%            85%
                                                  --------       --------
Loss from operations                                   (52)%           (5)%
  Interest income, net                                   6              7
                                                  --------       --------
Income (loss) before income taxes                      (46)%            2%
  Provision for (benefit from) income taxes            (10)            --
                                                  --------       --------
Net income (loss)                                      (36)%            2%
                                                  ========       ========


REVENUES

Total revenues increased 3.6% to $4.1 million for the three months ended March 31, 1998 from $4.0 million for the three months ended March 31, 1997. This growth was due primarily to the increases in revenues from increased consulting services, which are included in services and other, and increases in annual renewal and support fees, which have increased principally as a result of the customer base acquired in the Data Retrieval transaction.

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

Initial license fees. Initial license fee revenues decreased 45.4% to $1.0 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. This decrease in initial license fees was due to a reduction in the number of new customers and to $340,000 in sales concessions to certain customers. Initial license fees have declined as a percentage of total revenue due to customers increasing demand for consulting services and a significant increase in annual license and support fees as a result of the Data Retrieval acquisition.

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

Services and other. Revenues from services and other increased 20.2% to $1.7 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The growth in revenues from consulting services, which is included in services and other, both in revenue dollars and as a percentage of total revenues, was attributable to increasing demand for consulting services which has become a larger component of new customer orders.

Cost of Revenues

Total cost of revenues was 33.8% and 20.5% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of revenues as a percentage of total revenues resulted primarily from increased personnel costs associated with providing additional consulting services to customers.

Cost of initial license fees. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel and the cost of third party software. The cost of initial licenses increased 6.0% to $207,700 for the three months ended March 31, 1998 from $195,900 for the three months ended March 31, 1997. This increase was primarily the result of increased amortization of capitalized software development costs. As a percent of initial license fee revenues, the cost of initial license fees was 21.3% and 11.0% for the three months ended March 31, 1998 and 1997, respectively. The cost of initial license fees also included the amortization of capitalized software development costs of $37,900 and $25,300 for the three months ended March 31, 1998 and 1997, respectively.

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

Cost of services and other. Cost of services and other consists principally of the employment-related costs for the Company's staff of product consultants and trainers. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance. Cost of services and other revenue increased 96.0% to $1.0 million for the three months ended March 31, 1998 from $511,300 for the three months ended March 31, 1997. The costs of services and other represented 59.6% and 36.5% of the related revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of services and other revenues resulted principally from the additional personnel costs related to the Company providing increased consulting services.

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

General and administrative. General and administrative expenses consist primarily of employment-related costs for finance, administration and human resources, and general corporate management and services. These expenses increased 134.4% to $1.5 million for the three months ended March 31, 1998 from $648,800 for the three months ended March 31, 1997. These expenses represented 36.9% and 16.3% of the total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in general and administrative expenses was the result of growth in the finance and administrative operations of the Company and of one-time charges of $459,000 for severance and recruiting costs.

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

Initial license fee revenue is dependent on when orders are received and shipped. However, because of the Company's sales model, the customer's implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be realized in the same quarter as the shipment occurs. The Company's operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and may result in losses. To the extent such expenses precede increased revenues, the Company's operating results would be materially adversely affected.

Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $19.3 million at March 31, 1998, representing 59% of total assets. Net cash used by operating activities for the three months ended March 31, 1998 was $2.0 million and was primarily the result of an increase in other assets, the payment of income taxes to affiliate and the net loss from operations. The Company intends to continue to invest in short-term, interest-bearing, investment grade securities.

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


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Document Sciences Corporation
                                            (Registrant)

Date:  October 26, 1998                     /s/ John S. Wilson
-----------------------                     ------------------------------------
                                            John S. Wilson
                                            Interim Chief Financial Officer
                                            (Duly Authorized and Principal
                                            Financial Officer)

                                  EXHIBIT INDEX

Exhibit
No.                                         Description
---                                         -----------
27                                          Financial Data Schedule