Form 10-Q/A
period 1998-06-30
DOCUMENT SCIENCES CORP
filed 1998-10-27
CIK 1016831

                                                                       CONFORMED

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to _______.

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

                                                                                                       Page
                                                                                                        No.
                                                                                                       ----
                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets-June 30, 1998 and December 31, 1997......................................    3

Consolidated statements of income-three and six months ended June 30, 1998 and 1997..................    4

Consolidated statements of cash flows-six months ended June 30, 1998 and 1997........................    5

Notes to consolidated financial statements...........................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........    7


Signature............................................................................................   11


                                TEXT OF AMENDMENT

EXPLANATORY NOTE:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-Q for the period ending June 30, 1998 (the "Original Filing") to reflect changes in connection with a reevaluation of certain customer contracts and the related revenue recognition in accordance with AICPA Statement of Position on Software Revenue Recognition 97-2.

PART I. FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,           December 31,
                                                                        1998                 1997
                                                                     -----------          -----------
                                                                     (Unaudited)            (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                         $ 2,293,279          $ 3,526,301
   Short-term investments                                             16,532,745           18,228,527
   Accounts receivable, net                                            5,887,381            6,468,751
   Due from affiliates                                                 1,833,419              851,717
   Work in process on development contracts                              309,025              288,932
   Deferred income taxes                                                 326,500              326,500
   Other current assets                                                1,265,566              279,888
                                                                     -----------          -----------
     Total current assets                                             28,447,915           29,970,616
Property and equipment, net                                            2,195,401            2,135,930
Goodwill, net                                                            970,049            1,005,111
Computer software costs, net                                           1,606,308            1,117,319
                                                                     -----------          -----------
     Total assets                                                    $33,219,673          $34,228,976
                                                                     ===========          ===========

LIABILITIES
Current liabilities:
   Accounts payable                                                  $   507,475          $   673,657
   Accrued compensation                                                  854,601              787,511
   Other accrued liabilities                                             322,848              348,559
   Deferred revenue                                                    5,605,181            3,812,365
   Current income tax payable to affiliate                                     0              387,443
   Current portion of obligations under capital leases                    59,598               65,108
                                                                     -----------          -----------
     Total current liabilities                                         7,349,703            6,074,643

Obligations under capital leases                                          24,558               52,236
Deferred income taxes                                                    411,500              411,500

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized shares - 30,000,000
     Issued and outstanding shares - 10,828,671 at June 30,
       1998, and 10,803,369 at December 31, 1997                          10,829               10,803
   Deferred compensation                                                (186,467)            (241,469)
   Treasury stock                                                       (337,486)            (240,515)
   Unrealized gain on short-term investments                              72,515               69,506
   Additional paid-in capital                                         25,404,302           25,398,897
   Retained earnings                                                     470,219            2,693,375
                                                                     -----------          -----------
     Total stockholders' equity                                       25,433,912           27,690,597
                                                                     -----------          -----------
     Total liabilities and stockholders' equity                      $33,219,673          $34,228,976
                                                                     ===========          ===========

    Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                  Six Months Ended
                                                      ------------------------------      ------------------------------
                                                                  June 30,                          June 30,
                                                          1998              1997              1998              1997
                                                      ------------      ------------      ------------      ------------
Revenues:
   Initial license fees                               $  2,010,616      $  1,906,301      $  2,984,378      $  3,689,380
   Annual renewal license and support fees               1,401,472         1,166,979         2,872,541         1,966,920
   Services and other                                    1,453,152         1,609,813         3,134,168         3,008,728
                                                      ------------      ------------      ------------      ------------
     Total revenues                                      4,865,240         4,683,093         8,991,087         8,665,028
Cost of revenues:
   Initial license fees                                    271,868           242,476           479,606           438,415
   Annual renewal license and support fees                 209,405           170,886           394,101           281,250
   Services and other                                      989,557           816,940         1,991,783         1,328,203
                                                      ------------      ------------      ------------      ------------
Total cost of revenues                                   1,470,830         1,230,302         2,865,490         2,047,868
                                                      ------------      ------------      ------------      ------------
     Gross profit                                        3,394,410         3,452,791         6,125,597         6,617,160
Operating expenses:
   Research and development                              1,004,192           801,260         1,929,863         1,493,946
   Selling, marketing and customer support               2,944,744         2,145,987         5,379,922         4,184,154
   General and administrative                              620,861           678,999         2,141,392         1,327,775
                                                      ------------      ------------      ------------      ------------
     Total operating expenses                            4,569,797         3,626,246         9,451,177         7,005,875
                                                      ------------      ------------      ------------      ------------
Loss from operations                                    (1,175,387)         (173,455)       (3,325,580)         (388,715)
   Interest income, net                                    220,475           284,775           467,424           571,651
                                                      ------------      ------------      ------------      ------------
Income (loss) before income taxes                         (954,912)          111,320        (2,858,156)          182,936
   Benefit of income taxes                                (200,000)          (52,500)         (635,000)          (78,900)
                                                      ------------      ------------      ------------      ------------
Net income (loss)                                     $   (754,912)     $    163,820      $ (2,223,156)     $    261,836
                                                      ============      ============      ============      ============

Net income (loss) per share-basic                     $      (0.07)     $       0.02      $      (0.21)     $       0.02
                                                      ============      ============      ============      ============
Weighted average shares used in basic calculation
                                                        10,755,727        10,771,458        10,754,784        10,751,425
                                                      ============      ============      ============      ============
Net income (loss) per share-diluted                   $      (0.07)     $       0.01      $      (0.21)     $       0.02
                                                      ============      ============      ============      ============
Weighted average shares used in diluted
calculation                                             10,755,727        11,057,555        10,754,784        11,054,244
                                                      ============      ============      ============      ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months       Six Months
                                                               Ended            Ended
                                                              June 30,          June 30,
                                                               1998              1997
                                                           ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                          $ (2,223,156)     $    261,836
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                202,526           189,368
   Amortization of goodwill                                      35,062            11,687
   Amortization of computer software costs                       56,728            48,454
   Amortization of deferred compensation                         55,002            55,002
   Income taxes payable to affiliates                          (387,443)              -0-
   Provision for doubtful accounts                              213,133            39,292
   Changes in operating assets and liabilities:
       Accounts receivable                                     (613,465)         (822,109)
       Work in process on development contracts                 (20,093)              -0-
       Other current assets                                    (985,678)         (249,926)
       Accounts payable                                        (166,182)          (51,623)
       Other accrued liabilities                                 41,379          (584,238)
       Deferred revenue                                       1,792,816          (500,661)
                                                           ------------      ------------
Net cash used in operating activities                        (1,999,371)       (1,602,918)
INVESTING ACTIVITIES
Purchases of short-term investments (net)                   (10,832,652)              -0-
Sales of short-term investments                               9,928,434           671,916
Maturities of short-term investments                          2,600,000         2,599,431
Purchases of property and equipment, net                       (261,997)         (888,743)
Cash paid for acquired business                                     -0-          (507,000)
Unrealized gains on securities                                    3,009            41,768
Additions to computer software costs                           (545,717)         (210,433)
                                                           ------------      ------------
Net cash provided by investing activities                       891,077         1,706,939
FINANCING ACTIVITIES
Principal payments under capital lease obligations              (33,188)          (31,102)
Purchase of treasury stock                                      (96,971)              -0-
Issuance of common stock                                          5,431            12,355
                                                           ------------      ------------
Net cash used in financing activities                          (124,728)          (18,747)
                                                           ------------      ------------

Increase (decrease) in cash and cash equivalents             (1,233,022)           85,274
Cash and cash equivalents at beginning of period              3,526,301         2,465,694
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $  2,293,279      $  2,550,968
                                                           ============      ============

Supplemental disclosure of cash flow information:
   Interest paid                                           $      6,656      $      9,960
                                                           ============      ============

See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1997 have been reclassified to conform with the 1998 presentation. The information included in this Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis included in the Company's 1997 Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

In October 1998, the Company restated its operating results for the three and six month periods ended June 30, 1998, to defer to subsequent quarters certain revenues from contracts totaling $968,000 and $1,424,000 that had been previously recognized in the three and six month periods ended June 30, 1998, respectively. This had the effect of increasing net loss by $640,000 and $968,000 for the three and six month periods ended June 30, 1998, respectively, and increasing net loss per share (basic and diluted) by $0.06 and $0.09 for the three and six month periods ended June 30, 1998, respectively.

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

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

                                                  Three Months Ended                   Six Months Ended
                                           --------------------------------    --------------------------------
                                           June 30, 1998      June 30, 1997    June 30, 1998      June 30, 1997
                                           -------------      -------------    -------------      -------------
Weighted average common shares
  outstanding used in basic earnings per
  share calculation                          10,755,727        10,771,458        10,754,784        10,751,425

Effect of dilutive stock options                    -0-           286,097               -0-           302,819
                                             ----------        ----------        ----------        ----------


Shares used in diluted earnings per
  share                                      10,755,727        11,057,555        10,754,784        11,054,244
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

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:


                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              1998       1997       1998       1997
                                              ----       ----       ----       ----
Revenues:
  Initial license fees                          41%        41%        33%        42%
  Annual renewal license and support fees       29         25         32         23
  Services and other                            30         34         35         35
                                              ----       ----       ----       ----
     Total revenues                            100%       100%       100%       100%

Cost of revenues:
  Initial license fees                           6%         5%         5%         5%
  Annual renewal license and support fees        4          4          5          3
  Services and other                            20         17         22         15
                                              ----       ----       ----       ----
     Total cost of revenues                     30%        26%        32%        23%
                                              ----       ----       ----       ----
Gross profit                                    70%        74%        68%        76%

Operating expenses:
  Research and development                      21%        17%        21%        17%
  Selling, marketing and customer support       60         46         63         48
  General and administrative                    13         15         21         16
                                              ----       ----       ----       ----
     Total operating expenses                   94%        78%       105%        81%
                                              ----       ----       ----       ----

Loss from operations                           (24)%       (4)%      (37)%       (5)%
  Interest income, net                           4          6          5          7
                                              ----       ----       ----       ----
Income (loss) before income taxes              (20)%        2%       (32)%        2%
  Benefit of income taxes                       (4)        (1)        (7)        (1)
                                              ----       ----       ----       ----
Net income (loss)                              (16)%        3%       (25)%        3%
                                              ====       ====       ====       ====

REVENUES

Total revenues increased 5.5% to $4.9 million for the three months ended June 30, 1998, from $4.7 million for the three months ended June 30, 1997 and increased 3.8% to $9.0 million for the six months ended June 30, 1998, from $8.7 million for the six months ended June 30, 1997. This growth was due primarily to increases in annual renewal and support fees, which are due in part to the installed customer base acquired from Data Retrieval in May 1997.

Sales Channels. The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary increased 54.5% to $1.8 million for the three months ended June 30, 1998, from $1.2 million for the three months ended June 30, 1997 and increased 20.7% to $3.1 million for the six months ended June 30, 1998, from $2.5 million for the six months ended June 30, 1997. This growth was principally due to a more established and experienced VAR channel in Europe. Revenues from export sales were 37% and 25% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 34% and 29% of total revenues for the six months ended June 30, 1998 and 1997, respectively.

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

Initial license fees. Initial license fee revenues increased 5.5% to $2.0 million for the three months ended June 30, 1998, from $1.9 million for the three months ended June 30, 1997 and decreased 19.1% to $3.0 million for the six months ended June 30, 1998, from $3.7 million for the six months ended June 30, 1997. The increase for the three month period ended June 30, 1998 when compared to same period in 1997 was due principally to sales to new customers reflecting in part the expansion of the direct sales force and expansion of the Company's indirect distribution channel. Initial license fees have declined as a percentage of total revenue due to increased customer demand for consulting services and a significant increase in annual renewal license and support fees.

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

Services and other. Revenues from services and other decreased 9.7% to $1.5 million for the three months ended June 30, 1998, from $1.6 million for the three months ended June 30, 1997 and increased 4.2% to $3.1 million for the six months ended June 30, 1998, from $3.0 million for the six months ended June 30, 1997. The increase for the six month period ended June 30, 1998 when compared to the same period in 1997 was due to consulting services representing a larger component of new customer orders.

Cost of Revenues

Total cost of revenues increased 19.6% to $1.5 million for the three months ended June 30, 1998, from $1.2 million for the three months ended June 30, 1997, and increased 39.9% to $2.9 million for the six months ended June 30, 1998, from $2.0 million for the six months ended June 30, 1997. The increase in cost of revenues resulted primarily from increased personnel costs associated with providing additional professional consulting services to customers.

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

General and administrative. General and administrative expenses decreased 8.6% to $620,900 for the three months ended June 30, 1998, from $679,000 for the three months ended June 30, 1997 and increased 61.3% to $2.1 million for the six months ended June 30, 1998, from $1.3 million for the six months ended June 30, 1997. The increase in general and administrative expenses for the six month period was primarily the result of one-time charges of $459,000 for severance and recruiting costs taken in the first quarter.

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

                                  Document Sciences Corporation
                                  (Registrant)


Date:  October 26, 1998           /s/ John H. Wilson
-----------------------           --------------------------------------------
                                  John H. Wilson
                                  Interim Chief Financial Officer
                                  (Duly Authorized and Principal
                                  Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
--------                      -----------
  27           Financial Data Schedule
