Form 10-Q
period 1998-09-30
DOCUMENT SCIENCES CORP
filed 1998-10-27
CIK 1016831

                                                                       CONFORMED


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period Ended September 30, 1998.

   or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the Transition Period From ____________ to
___________.

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

                    Delaware                                      33-0485994
                    --------                                      ----------
        (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or of organization)                     Identification No.)

        6333 Greenwich Drive, Suite 200
                 San Diego, CA                                      92122
        -------------------------------                           ----------
    (Address of principal executive offices)                      (Zip Code)

                                 (619) 625-2000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of the issuer's Common Stock outstanding as of October 26, 1998, was 10,851,893.

                          DOCUMENT SCIENCES CORPORATION

                                      INDEX


                                                                                           Page
                                                                                            No.
                                                                                           ----
                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets--September 30, 1998 and December 31, 1997 ................        3

Consolidated statements of income--three and nine months ended
September 30, 1998 and 1997 ..........................................................        4

Consolidated statements of cash flows--nine months ended September 30, 1998 and 1997 .        5

Notes to consolidated financial statements ...........................................        6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations ........................................................................        7


                               PART II. OTHER INFORMATION

Item 5. Other Information ............................................................       13

Item 6. Exhibits and Reports on Form 8-K .............................................       14

Signature ............................................................................       14

PART I. FINANCIAL INFORMATION
Item 1-Financial Statements (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,      December 31,
                                                                       1998               1997
                                                                   ------------       ------------
                                                                    (Unaudited)          (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,894,013       $  3,526,301
  Short-term investments                                             16,540,512         18,228,527
  Accounts receivable, net                                            4,603,260          5,602,062
  Due from affiliates                                                 1,697,484          1,718,406
  Unbilled revenue from service contracts                               357,790            288,932
  Deferred income taxes                                                 326,500            326,500
  Other current assets                                                1,481,067            279,888
                                                                   ------------       ------------
    Total current assets                                             27,900,626         29,970,616
Property and equipment, net                                           2,208,316          2,135,930
Goodwill, net                                                           952,518          1,005,111
Computer software costs, net                                          1,611,540          1,117,319
                                                                   ------------       ------------
    Total assets                                                   $ 32,673,000       $ 34,228,976
                                                                   ============       ============

LIABILITIES
Current liabilities:
  Accounts payable                                                 $    983,886       $    673,657
  Accrued compensation                                                  800,092            787,511
  Other accrued liabilities                                             261,033            348,559
  Deferred revenue                                                    5,945,254          3,812,365
  Current income tax payable to affiliate                                   -0-            387,443
  Current portion of obligations under capital leases                    51,545             65,108
                                                                   ------------       ------------
    Total current liabilities                                         8,041,810          6,074,643

Obligations under capital leases                                         16,099             52,236
Deferred income taxes                                                   411,500            411,500

Stockholders' equity
  Common stock, $.001 par value;
    Authorized shares -- 30,000,000
    Issued and outstanding shares -- 10,850,579 at
      September 30, 1998, and 10,803,369 at December 31, 1997            10,851             10,803
  Deferred compensation                                                (158,966)          (241,469)
  Treasury stock                                                       (734,766)          (240,515)
  Unrealized gain on short-term investments                             164,369             69,506
  Additional paid-in capital                                         25,407,940         25,398,897
  Retained earnings (accumulated deficit)                              (485,837)         2,693,375
                                                                   ------------       ------------
    Total stockholders' equity                                       24,203,591         27,690,597
                                                                   ------------       ------------
    Total liabilities and stockholders' equity                     $ 32,673,000       $ 34,228,976
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

                          DOCUMENT SCIENCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                               -------------------------------       -------------------------------
                                                   1998               1997               1998               1997
                                               ------------       ------------       ------------       ------------
Revenues:
  Initial license fees                         $  2,506,290       $  1,599,055       $  5,490,668       $  5,288,435
  Annual renewal license and support fees         1,452,139          1,307,589          4,324,680          3,274,509
  Services and other                              1,754,553          1,496,409          4,888,721          4,505,137
                                               ------------       ------------       ------------       ------------
    Total revenues                                5,712,982          4,403,053         14,704,069         13,068,081
Cost of revenues:
  Initial license fees                              599,536            139,231          1,079,142            577,646
  Annual renewal license and support fees           198,253            247,437            592,354            528,687
  Services and other                              1,070,866            951,947          3,062,649          2,280,150
                                               ------------       ------------       ------------       ------------
    Total cost of revenues                        1,868,655          1,338,615          4,734,145          3,386,483
                                               ------------       ------------       ------------       ------------
Gross profit                                      3,844,327          3,064,438          9,969,924          9,681,598
Operating expenses:
  Research and development                        1,132,434            934,497          3,062,297          2,428,443
  Selling, marketing and customer support         2,756,771          2,100,517          8,384,208          6,284,671
  General and administrative                      1,369,332            700,953          3,263,209          2,028,728
                                               ------------       ------------       ------------       ------------
    Total operating expenses                      5,258,537          3,735,967         14,709,714         10,741,842
                                               ------------       ------------       ------------       ------------
Loss from operations                             (1,414,210)          (671,529)        (4,739,790)        (1,060,244)
  Interest income, net                              218,154            266,326            685,578            837,977
                                               ------------       ------------       ------------       ------------
Loss before income taxes                         (1,196,056)          (405,203)        (4,054,212)          (222,267)
  Benefit of income taxes                          (240,000)          (152,100)          (875,000)          (231,000)
                                               ------------       ------------       ------------       ------------
Net income (loss)                              $   (956,056)      $   (253,103)      $ (3,179,212)      $      8,733
                                               ============       ============       ============       ============

Net income (loss) per share--basic             $      (0.09)      $      (0.02)      $      (0.30)               -0-
                                               ============       ============       ============       ============
Weighted average shares used in basic
calculation                                      10,637,041         10,737,982         10,715,536         10,746,944
                                               ============       ============       ============       ============
Net income (loss) per share--diluted           $      (0.09)      $      (0.02)      $      (0.30)               -0-
                                               ============       ============       ============       ============
Weighted average shares used in diluted
calculation                                      10,637,041         10,737,982         10,715,536         11,035,201
                                               ============       ============       ============       ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months        Nine Months
                                                               Ended               Ended
                                                            September 30,      September 30,
                                                                1998               1997
                                                            ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                           $ (3,179,212)      $      8,733
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                  378,357            320,382
  Amortization of goodwill                                        52,593             29,218
  Amortization of computer software costs                        149,434             70,454
  Amortization of deferred compensation                           82,503             82,503
  Income taxes paid to affiliates                               (387,443)               -0-
  Provision for doubtful accounts                                392,308             35,141
  Changes in operating assets and liabilities:
    Accounts receivable                                          606,494         (1,321,117)
    Due from affiliates                                           20,922            751,195
    Unbilled revenue from service contracts                      (68,858)               -0-
    Other current assets                                      (1,201,179)          (317,139)
    Accounts payable                                             310,229            (36,871)
    Accrued compensation                                          12,581           (268,309)
    Other accrued liabilities                                    (87,526)          (419,930)
    Deferred revenue                                           2,132,889           (520,472)
                                                            ------------       ------------
Net cash used in operating activities                           (785,908)        (1,586,212)
INVESTING ACTIVITIES
Purchases of short-term investments                          (12,269,863)        (8,858,259)
Sales of short-term investments                               11,197,878          8,539,624
Maturities of short-term investments                           2,760,000          2,599,431
Purchases of property and equipment, net                        (450,743)        (1,174,006)
Cash paid for acquired business                                      -0-           (507,000)
Unrealized gains on securities                                    94,863             96,199
Additions to computer software costs                            (643,655)          (442,281)
                                                            ------------       ------------
Net cash provided by investing activities                        688,480            253,708
FINANCING ACTIVITIES
Principal payments under capital lease obligations               (49,700)           (44,989)
Purchase of treasury stock                                      (494,251)          (285,000)
Issuance of common stock                                           9,091             14,798
                                                            ------------       ------------
Net cash used in financing activities                           (534,860)          (315,191)
                                                            ------------       ------------

Decrease in cash and cash equivalents                           (632,288)        (1,647,695)
Cash and cash equivalents at beginning of period               3,526,301          2,465,694
                                                            ------------       ------------
Cash and cash equivalents at end of period                  $  2,894,013       $    817,999
                                                            ============       ============

Supplemental disclosure of cash flow information:
  Interest paid                                             $      9,060       $     13,965
                                                            ============       ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

Note A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1997 have been reclassified to conform with the 1998 presentation. The information included in this 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis included in the Company's 1997 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Note B--Transactions with Affiliates

Document Sciences Corporation (the "Company") has a strategic marketing alliance with Xerox Corporation (Xerox) under which the parties have agreed to pay each other fees on referrals that lead to the successful sale or licensing of products. Included in services and other revenue in the accompanying condensed consolidated statements of income are commissions earned from Xerox totaling $56,800 and $130,800 for the three months ended September 30, 1998 and 1997, respectively, and $211,600 and $544,200 for the nine months ended September 30, 1998 and 1997, respectively.

The Company has distribution agreements with affiliates which provide them with the non-exclusive right to sub-license the Company's software in Canada, Australia, New Zealand and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of the Company's products licensed, including maintenance and support. Revenues from the affiliates under these agreements, net of discounts, were $413,500 and $263,500 for the three months ended September 30, 1998 and 1997, respectively, and $1.4 million and $639,300 for the nine months ended September 30, 1998 and 1997, respectively. Related accounts receivable are $460,800 and $304,600 from these revenues at September 30, 1998 and 1997, respectively.

The Company has distribution agreements with affiliates which provide them with the non-exclusive right to sub-license the Company's software in Europe. Revenues under these agreements totaled $765,600 and $447,700 for the three months ended September 30, 1998 and 1997, respectively, and $1.9 million and $1.4 million for the nine months ended September 30, 1998 and 1997, respectively. Related accounts receivable are $717,100 and $461,100 at September 30, 1998 and 1997, respectively.

Note C--Net Income Per Share

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

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:


                                            Three Months Ended               Nine Months Ended
                                        ----------------------------    ----------------------------
                                        September 30,   September 30,   September 30,   September 30,
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------
Weighted average common shares
 outstanding used in basic earnings
 per share calculation                   10,637,041      10,737,982      10,715,536      10,746,944

Effect of dilutive stock options                -0-             -0-             -0-         288,257
                                         ----------      ----------      ----------      ----------

Shares used in diluted earnings per
 share                                   10,637,041      10,737,982      10,715,536      11,035,201
                                         ==========      ==========      ==========      ==========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain trend analysis and other forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth in this discussion under "Certain Additional Business Risks" and other risks detailed from time to time in the Company's SEC reports. In addition, the discussion of the Company's results of operations should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company has restated its numbers for the first two quarters of 1998 in connection with a reevaluation of its revenue recognition in accordance with AICPA Statement of Position on Software Revenue Recognition 97-2.

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

The following table sets forth the percentage of total revenues for certain items in the Company's consolidated statements of income for the periods indicated:

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                      ------------------          ------------------
                                                      1998          1997          1998          1997
                                                      ----          ----          ----          ----
     Revenues:
       Initial license fees                             44%           36%           37%           41%
       Annual renewal license and support fees          25            30            30            25
       Services and other                               31            34            33            34
                                                      ----          ----          ----          ----
         Total revenues                                100%          100%          100%          100%

     Cost of revenues:
       Initial license fees                             10%            3%            7%            5%
       Annual renewal license and support fees           4             6             4             4
       Services and other                               19            21            21            17
                                                      ----          ----          ----          ----
         Total cost of revenues                         33%           30%           32%           26%
                                                      ----          ----          ----          ----
     Gross profit                                       67%           70%           68%           74%

     Operating expenses:
       Research and development                         19%           21%           21%           19%
       Selling, marketing and customer support          48            48            57            48
       General and administrative                       24            16            22            15
                                                      ----          ----          ----          ----
         Total operating expenses                       92%           85%          100%           82%
                                                      ----          ----          ----          ----

     Loss from operations                              (25)%         (15)%         (32)%          (8)%
       Interest income, net                              4             6             5             6
                                                      ----          ----          ----          ----
     Loss before income taxes                          (21)%          (9)%         (27)%          (2)%
       Benefit of income taxes                          (4)           (3)           (6)           (2)
                                                      ----          ----          ----          ----
     Net income (loss)                                 (17)%          (6)%         (21)%           0%
                                                      ====          ====          ====          ====

REVENUES

Total revenues increased 29.8% to $5.7 million for the three months ended September 30, 1998, from $4.4 million for the three months ended September 30, 1997 and increased 12.5% to $14.7 million for the nine months ended September 30, 1998, from $13.1 million for the nine months ended September 30, 1997. Growth for the three-month period was due primarily to an increase in initial license fees reflecting increased sales activity. Growth for the nine-month period was due mainly to increased annual license fees as a result of the increased installed base.

Sales Channels. The Company sells its products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through its direct sales force. Revenues from export sales and sales through the Company's foreign subsidiary increased 42.6% to $1.6 million for the three months ended September 30, 1998, from $1.1 million for the three months ended September 30, 1997 and increased 27.5% to $4.7 million for the nine months ended September 30, 1998, from $3.7 million for the nine months ended September 30, 1997. This growth was principally due to a more established and experienced VAR channel in Europe. Revenues from export sales were 28% and 26% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 32% and 28% of total revenues for the nine months ended September 30, 1998 and 1997, respectively.

The Company has entered into distributorship agreements with various Xerox foreign affiliates to remarket the Company's products internationally. The Company's revenues from such distributorship agreements related to the licensing, maintenance and support of the Company's products increased 65.8% to $1.2 million for the three months ended September 30, 1998, from $711,200 for the three months ended September 30, 1997 and increased 57.3% to $3.3 million for the nine months ended September 30,

1998, from $2.1 million for the nine months ended September 30, 1997. These increases are due principally to increased sales through Xerox Canada Ltd. and revenues from European Xerox affiliates.

Initial license fees. Initial license fee revenues increased 56.7% to $2.5 million for the three months ended September 30, 1998, from $1.6 million for the three months ended September 30, 1997 and increased 3.8% to $5.5 million for the nine months ended September 30, 1998, from $5.3 million for the nine months ended September 30, 1997. These increases were mainly due to increased sales in the United States and Canada and a realization of revenues due to the Company's previous expansion into indirect distribution channels.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 11.1% to $1.5 million for the three months ended September 30, 1998, from $1.3 million for the three months ended September 30, 1997 and increased 32.1% to $4.3 million for the nine months ended September 30, 1998, from $3.3 million for the nine months ended September 30, 1997. The nine-month increase was due principally to the acquisition of Data Retrieval's installed base of users.

Services and other. Revenues from services and other increased 17.3% to $1.8 million for the three months ended September 30, 1998, from $1.5 million for the three months ended September 30, 1997, and increased 8.5% to $4.9 million for the nine months ended September 30, 1998, from $4.5 million for the nine months ended September 30, 1997. The increase for the nine month period ended September 30, 1998 when compared to the same period in 1997 was due to consulting services representing a larger component of new customer orders.

Cost of Revenues

Total cost of revenues increased 39.6% to $1.9 million for the three months ended September 30, 1998, from $1.3 million for the three months ended September 30, 1997, and increased 39.8% to $4.7 million for the nine months ended September 30, 1998, from $3.4 million for the nine months ended September 30, 1997. The increase in cost of revenues resulted primarily from increased royalty fees and the costs associated with professional consulting services.

Operating Expenses

Research and development. The Company capitalized $97,900 and $231,800 of software costs for the three month periods ended September 30, 1998 and 1997, respectively, and $643,700 and $442,300 for the nine months ended September 30, 1998 and 1997, respectively. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, the Company anticipates little, if any, capitalization to occur in the near future. Research and development expenses increased 21.2% to $1.1 million for the three months ended September 30, 1998, from $934,500 for the three months ended September 30, 1997 and increased 26.1% to $3.1 million for the nine months ended September 30, 1998, from $2.4 million for the nine months ended September 30, 1997. The increase in these expenses resulted principally from the concentration of effort in software maintenance costs and from the expansion of engineering staff related costs.

Selling, marketing and customer support. Selling, marketing and customer support expenses increased 31.2% to $2.8 million for the three months ended September 30, 1998, from $2.1 million for the three months ended September 30, 1997 and increased 33.4% to $8.4 million for the nine months ended September 30, 1998, from $6.3 million for the nine months ended September 30, 1997. The growth of these expenses was due principally to increased customer support and marketing personnel and commissions and related costs associated with increased revenues.

General and administrative. General and administrative expenses increased 95.4% to $1.4 million for the three months ended September 30, 1998, from $701,000 for the three months ended September 30, 1997 and increased 60.9% to $3.3 million for the nine months ended September 30, 1998, from $2.0 million for the nine months ended September 30, 1997. The three-month increase was primarily the result of increased provisions for bad debts and services of outside consultants. The nine-month increase was due to a one-time charge of $459,000 for severance and recruiting costs, as well as increased provisions for bad debts and services of outside consultants.

Benefit of income taxes. For the nine months ended September 30, 1998, the Company has recognized a tax benefit as a result of the net operating loss and non-taxable municipal bond interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments totaled $19.4 million at September 30, 1998, representing 60.2% of total assets. The Company intends to continue to invest in short-term, interest-bearing, investment grade securities.

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

CERTAIN ADDITIONAL BUSINESS RISKS

The Company's business, financial condition and operating results may be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results.

Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. The Company's total revenues and operating results can vary, sometimes substantially, from quarter to quarter. The Company's revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the level of commissions on the sale of Xerox printers under the strategic marketing alliance between the Company and Xerox, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs and general domestic and international economic conditions. In addition, the Company's sales generally reflect relatively high revenue per order, and the loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly operating results of the Company. Moreover, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to twelve months from the initial customer contact.

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

Control by Xerox. Xerox owns approximately 62% of the outstanding shares of Common Stock of the Company. Consequently, Xerox controls the Company, is able to elect the entire Board of Directors of the Company and could have significant input into the Company's operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of the assets of the Company. The voting power of Xerox could have the effect of delaying or preventing a change in control of the Company, and may prevent or discourage tender offers for the Company's Common Stock at a premium price by another person or entity. At present, Xerox affiliates hold three of the six seats on the Company's Board of Directors.

Reliance on Relationships with Xerox; Development of Independent Sales and Marketing Channels. The Company currently has a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a Cooperative Marketing Agreement, a Transfer and License Agreement and various distribution agreements. The Company relies on these relationships and agreements for a significant portion of its total revenues. For the first nine months of 1998, total revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.9 million, representing 26.5% of the Company's total revenues. Further, the commissions received by the Company from sales of Xerox printers under the strategic marketing alliance, which were $211,600 for the first nine months of 1998, have little or no associated costs, have contributed a substantial portion of the Company's income from operations and net income for certain prior operating periods, have had a high degree of inconsistency from quarter to quarter and are difficult to estimate. Although neither Xerox nor its affiliated entities has expressed to the Company any intention to terminate their respective agreements with the Company, these agreements generally may be terminated on no more than 90 days notice. Accordingly, there can be no assurance that Xerox or its affiliates will continue these relationships or, if they do, that they will be on terms favorable to the Company. Furthermore, there can be no assurance that existing and potential customers will not be deterred by the existence of these relationships or by the historical ties between the Company and Xerox and its affiliates. Though the Company intends to continue its existing relationships with Xerox, the Company's strategy is to lessen its dependence on Xerox. However, there can be no assurance that the Company will be able to do so and, because of the Company's current level of dependence on Xerox, there can be no assurance that the Company's transition to a more independent company will not adversely affect its business, financial condition or results of operations. The failure by the Company to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on the Company's business, operating results and financial condition.

Expansion of Sales and Distribution Channels. The Company has increased expenditures in support of its strategy to expand its global marketing, sales and customer support infrastructure in order to expand the market for the Company's products by providing direct sales and support services and increased channel distribution throughout the major markets of the world. Through this expansion, the Company hopes to lessen its dependence on Xerox and certain Xerox affiliates. In addition, the Company intends to increase both its product offerings and markets through marketing, sales and distribution and development relationships with other companies. The Company is attempting to increase the number of these strategic relationships as well as form alliances with system integrators and consultants. Whether the Company can successfully generate its own sales leads, introduce new products and enter into new markets will depend on its ability to expand its direct sales and support services, expand its indirect channel distribution, and increase its relationships and alliances with other companies. There can be no assurance that the Company will be able to maintain its direct sales and support services force, expand its indirect channel distribution, or establish or maintain successful third party relationships. Any failure to do so will have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Success of New Products and Utilization of Professional Services. The Company's Autograph family of products has been applied mainly to document automation applications producing paper based documents. The Company believes its core technology can be extended to address applications requiring the delivery of customized and personalized electronic documents over electronic networks such as the Internet, intranets or commercial on-line services.

In addition, the Company is increasing its focus on the consulting services component of its Professional Services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation applications. The Company has directed a significant amount of its product development expenditures to the development of Visual CompuSet and Data Prep Tool and plans to devote a significant amount of future resources to developing industry specific applications.

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

International Operations. Revenues from export sales, including sales through its foreign subsidiary accounted for 29% of the Company's total revenues for the nine month period ending September 30, 1998. The Company's wholly owned subsidiary, Document Sciences Europe, markets and supports the Company's products in Europe. The Company licenses its products in Europe through value added resellers (VARs) and to a lesser extent, direct sales. The VARs are principally Xerox affiliates who re-market the Company's products. In Australia, Canada and Brazil the Company distributes its products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd., and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $1.4 million for the nine-month period ending September 30, 1998. In order to successfully expand export sales, the Company must establish relationships with additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international export sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Additional risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of and the Company's limited experience in localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. A portion of the Company's business is conducted in currencies other than the U.S. dollar, primarily the French franc. Although to date exchange rate fluctuations have not had a significant impact on the Company, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar could cause currency transaction gains and losses in future periods. The Company does not currently engage in currency hedging transactions, and there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on international revenues and thus the Company's business, operating results or financial condition. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, the Company's results of operations.

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

Risk of Product Defects. Software products as complex as those offered by the Company, particularly the Company's new Visual CompuSet and Data Prep Tool products, may contain undetected defects or errors when first introduced or as new versions are released. As a result, the Company could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, the Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which would have a material adverse effect upon the Company's business, operating results and financial condition.

Year 2000 Compliance. The Company is continuing to assess the potential impact of Year 2000 software and operational compliance issues on its business and the related expenses of remedying such impact. The Company is utilizing internal resources to identify, modify or reprogram, and perform extensive testing on its systems, in connection with the Year 2000 issue. The Company expects to have all necessary changes implemented by 2000. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As amended, Rule 14a-4(c)(1) provides that where a stockholder proponent chooses not to use the procedures set forth in Rule 14a-8 under the Exchange Act for placing such stockholder's proposal in a company's proxy materials, a proxy may confer discretionary authority to vote on a matter presented at an annual meeting of stockholders if the proponent fails to notify the company at least 45 days prior to the anniversary date of mailing of the prior year's proxy statement. A statement conferring such discretionary authority must be made in the proxy statement or proxy for such annual meeting. The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on April 17, 1998. Accordingly, if a proponent does not notify the Company on or before March 3, 1999 of a proposal to be presented at the 1999

Annual Meeting of Stockholders, the Company may use its discretionary voting authority to vote on such proposal when and if presented at the 1999 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Document Sciences Corporation
                                        (Registrant)


Date:  October 26, 1998                 /S/ John H. Wilson
-----------------------                 ----------------------------------------
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