Form 10-K
period 1998-12-31
DOCUMENT SCIENCES CORP
filed 1999-03-31
CIK 1016831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-20981

                         DOCUMENT SCIENCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        33-0485994
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

  6333 GREENWICH DRIVE, SUITE 200, SAN DIEGO,                         92122
                    CALIFORNIA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 625-2000

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 1999, there were 10,890,681 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 25, 1999) was approximately $5,675,793. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 24, 1999 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     This item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Business -- Risk Factors" below, the section of Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Factors Affecting Future Results" and elsewhere in this Report.

     Document Sciences Corporation develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. Document automation has become increasingly important as more companies realize the benefits of automating the high volume production of individually customized documents that require the precise layout of information such as financial data, marketing text and graphs. Our document automation software, the Document Sciences Autograph family of products, enables personalized and customized publishing solutions for many industries including insurance, managed healthcare, financial services, telecommunications, manufacturing/distribution, government and commercial print services. Our products facilitate an important form of communication between organizations and customers by employing enterprise database assets to produce high-quality documents that are ready to print on demand and distribute in high volume. Additionally, our core technology is being applied to provide electronic document automation solutions for the Internet by leveraging the capabilities of Adobe's widespread PDF technology. Document Sciences Autograph is licensed to more than 670 customers worldwide who are collectively producing an estimated one billion customized pages per month. The highly portable Document Sciences Autograph software platform enables cost-effective, just-in-time, on demand, high volume publishing that is fully automated, capable of quality document composition, and flexible for end-user customization. Our products are used in a wide array of computing environments from client/server to large computer systems.

PRODUCTS

     The Document Sciences Autograph family of products currently addresses three major functional areas: Document Composition and Assembly, Content Management, and Document Viewing, as described below. All of our software products can be complemented by our professional services organization.

     Historically, we have licensed our products for one year, after which an annual renewal fee, usually 15% of the initial license fee, is required for continued use. We are transitioning to a new sales model where we will offer perpetual licenses for our products, as well as three-year subscription license terms, after which the license may be renewed for additional three-year terms, or converted for perpetual use. We will also provide three-year maintenance agreements that are usually in an amount equal to 15%, per year, of the subscription license fee. The list price for a subscription license fee for CompuSet, our core product, is currently $90,000 for a mainframe installation and ranges down to $45,000 for a PC NT server installation. Options currently range from $3,000 to $50,000. A typical new sale is currently about $100,000 for software licenses and approximately $75,000 for professional services.

  Document Composition and Assembly

     Composition and Assembly. CompuSet automates document composition and assembly using data and information in corporate databases. CompuSet software consists of a rule-based language and a composition engine that provides high-speed composition and assembly of complex documents with high typographic and aesthetic levels of quality. Information content is marked with CompuSet tags which, in turn, are defined in logically separate style specifications. Without requiring real-time user interaction, the composition engine then transforms the tagged data and information into finished electronic documents that can be composed and assembled at rates in excess of 50 pages per second, depending on computing configuration and complexity of the document. Document construction facilities are extensive, including the full support of dynamic data driven graphics generation and full color. CompuSet operates on a range of computers and operating systems including mainframes, Unix platforms and PC NT servers.

     Data Capture and Setup. Data capture and setup products include the newly introduced Data Preparation Tool, or DPT, and a number of Importers. These prepare data and content for subsequent composition and assembly by CompuSet. DPT is an optional tool that enables users to capture and tag raw data and information from a variety of sources, including corporate databases, for subsequent processing by CompuSet. It provides an easy-to-use Graphical User Interface, or GUI, that describes the data environment, related data processing and the tagging instructions for CompuSet. It then automatically generates a data preparation program in COBOL that is compatible with mainframe COBOL compilers, and Acucorp's AcuCobol runtime products. Importers accept externally generated document objects, including text, static graphics and scanned images, and convert them into formats compatible with CompuSet. The Importers currently support Xerox Metacode, Adobe PostScript and the TIFF standard for scanned images. Additional Importer extensions for supporting additional IBM AFPDS format types are planned for introduction during 1999.

     Document Output and Merge. Emitters transform CompuSet's output into a number of popular Page Description Languages, or PDLs, for printing and viewing. The PDLs provide instructions for rendering text, forms, bitmaps, and graphics into documents. The Emitters also condition the PDLs for transport over a variety of high-speed printing interfaces. The PDL formats currently supported are Xerox Metacode, IBM AFPDS, HP PCL, Adobe PostScript, and Adobe Portable Document Format, or PDF. This part of the architecture is extensible and new Emitters can be developed as required.

     Application Development Tools. Visual CompuSet application development tools run on Microsoft Windows(R) and simplify document design and application prototyping. Visual CompuSet incorporates support for JetForm(R) Corporation's JetForm Design tool, the optional DPT and for the CompuSeries II design environment. CompuSeries II consists of several integrated modules including a tool for defining document formatting rules. Formatting specifications, which are selected from a menu, are associated with tags which are referenced in the document data. The results of the selected formatting specifications are visually displayed in a preview window. Visual CompuSet uses a PC version of CompuSet, combined with an editor to manipulate the tagged document data. Visual CompuSet supports all of the dynamic functions and features of the CompuSet production engine. Additional extensions to Visual CompuSet are planned for introduction during 1999.

  Content Management

     Content Management tools provide client/server solutions for the creation, revision and management of document components used in our document automation solutions. They consist of the Document Library Service, or DLS, and Desktop Document Manager, or DDM. DLS manages the document component creation process required by complex variable documents. In addition, DLS can be used to define complex assembly rules required for interactive or fully automated document composition and assembly with CompuSet. DLS uses a client/server architecture for accessing data and files on a mainframe or network server. DDM is the client component of DLS and manages text objects created with Microsoft Word(R). Text objects are tracked and managed in a multi-author environment by providing access security, revision control and approval levels. DDM also provides a criteria-based document object selection capability for customized or personalized documents. These criteria are then used by DLS to generate a CompuSet-ready tagged data file. The customized or personalized document assembly can be directed to occur in a high volume fashion on the server or in a just-in-time, on demand fashion on the local DDM PC.

  Document Viewing

     Document Viewing enables on-line viewing and archiving of electronic documents produced by document automation applications. It consists of Document Viewing Service, or DVS, and CompuView. DVS uses a client/server architecture for the creation and access of electronic document files. DVS is available for a variety of mainframe, Unix platforms, and PC NT servers. The electronic document files are generated in a format called composite container format, or CCF, which is optimized for fast, memory-efficient viewing, transport and storage. CCF files can then be viewed by CompuView. CCF files consist of three major components: a PDL rendition of the pages for WYSIWYG viewing, various indices for locating documents and reusable document elements. CCF files can also be distributed, archived or printed through document distribution and archiving systems offered by third party software developers that integrate CompuView. The view of the document is virtually identical to the printed document. CompuView may also be integrated with third party document archival and retrieval systems that support the CCF format.

     We are considering possible future Internet extensions, some of which are not currently under active development. We believe that our core technology can be extended to the Internet and intranets and we are continuing development activities in this area, although there can be no assurance that such development activity will result in commercially successful products. See "Business -- Research and Development".

PROFESSIONAL SERVICES

     In addition to our software products, we provide a comprehensive suite of professional services which can assist customers in the implementation of mission-critical document automation applications. Professional services include on-site software installation, customer training programs, telephone support programs and consulting services. Consulting services is currently focused on assisting in the sale of high margin initial software licenses by providing project management, requirements analysis, application design and application development services. In addition to consulting services, we currently provide introductory-level customer education with CompuSet, DLS and DPT initial licenses. Additional and advanced classes are available for additional fees at our headquarters in San Diego and at customer sites. We believe that the use of our professional services enables customers to deploy our document automation products more rapidly and effectively. The professional services and support organizations employed a staff of 54 as of December 31, 1998.

SALES AND MARKETING

     Our sales and marketing organization targets vertical industry markets that require document automation and high volume document personalization and customization. We currently license our products using a combination of direct sales and alternate channels. In the United States, we market our products through a direct sales force. Sales representatives are provided with pre-sales technical support by solution analysts. Sales representatives and solution analysts are located throughout the United States. We distribute our products through value added resellers, or VARs, such as Xerox Canada, Ltd. in Canada, Fuji Xerox Co., Ltd. in Australia, and Xerox Brazil, Ltd. in Brazil. Our subsidiary, Document Sciences Europe, markets and supports our products in Europe, Africa and the Middle East by providing channel management, technical support, consulting and training services, and by defining European market and product requirements. We license our products in Europe through VARs and, to a lesser extent, direct sales. The VARs are principally Xerox Europe affiliates who remarket our products. Our revenues from export transactions with Xerox affiliates were $2.9 million, $2.9 million and $4.1 million in 1996, 1997 and 1998, respectively. The sales and marketing organization employed a staff of 50 as of December 31, 1998.

     We intend to expand our sales and marketing organization to provide direct sales and support services throughout the world. Such planned expansion will occur by first addressing the unique product requirements of a region followed by developing indirect sales channels to market in the region. As we are able to increase our market presence, we may then augment our alternate channels with a direct sales capability.

     In addition, we intend to increase both our product offerings and markets through marketing, sales and distribution and development relationships with other companies. Current relationships include formal and informal marketing and sales alliances with Xerox, IBM, New Dimension Software, RSD, JetForm Corporation, Systemware and Anacomp. These relationships provide sales leads for our products and have extended our sales coverage and networking capabilities.

RESEARCH AND DEVELOPMENT

     In general, our strategy is to augment and extend the document composition and assembly capabilities of our core products. Initially, product development investments are primarily focused on completing the Document Sciences Autograph family of products, which include delivering products for document viewing as well as adding support for additional print environments. Subsequently, there is a substantial investment in product maintenance, software integration, testing and documentation. We supplement these product development efforts by reviewing customer feedback on existing products and working with customers and potential customers to anticipate future product needs.

     To date, the Document Sciences Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We believe that our core technology can be extended to the Internet, intranets and commercial on-line services, and we have recently begun initial development activity in this area. The short-term strategy is to engage this emerging opportunity with two complementary initiatives. We intend to work closely with existing customers to define product requirements, many of whom have expressed interest in using the Internet in their document automation solutions. Additionally, we intend to develop incremental extensions to the Document Sciences Autograph family of products which can be incorporated by current customers into our existing document automation products. There can be no assurance that we will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that new products will achieve market acceptance.

     The development organization is composed of self-directed teams, in which representatives from various disciplines jointly take responsibility for the development and delivery of each new feature or product. The development process includes early review of prototypes and demonstrations to incorporate customer feedback and provide an opportunity for management review. A formal sequence of project phases organizes the development and review process for each team. We have a formal release planning process for annual maintenance releases, and we deliver interim versions as needed to support our customers. The development organization maintains a database of all customer and internal requests which forms the basis for release planning.

     We expect to continue to enhance our existing products and to develop new products, particularly as they relate to electronic publishing applications. Research and development expenditures have grown substantially since our inception. Such expenditures, not including amounts capitalized, were $2.3 million, $3.3 million and $4.3 million in 1996, 1997 and 1998. The development organization employed a staff of 42 as of December 31, 1998. We employ independent contractors as needed to supplement the permanent development staff.

COMPETITION

     The market for our document automation products is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of customized and personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their document automation processes to our document automation software. We also face competition from Docucorp, which is partially owned by Xerox, in the insurance industry, M&I Data Services, Inc. in banking and financial services, Group 1 Software, Inc. in commercial direct mailing and other direct general purpose competitors such as IBM's Direct Composition Facility. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed base of customers.

     It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft Corporation and Adobe Corporation, and from large corporations providing database management software solutions, such as Oracle Corporation. In addition, Xerox, either directly or through affiliated entities, could be a large competitor. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources than Document Sciences could attempt to enter or increase their presence in the document automation market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results and financial condition.

     We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, there can be no assurance that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

PATENTS AND PROPRIETARY RIGHTS

     Our success is dependent, in part, on the ability to protect our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

     Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. We are not aware that any of our products infringes upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

     In addition, we also rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurances that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which would adversely affect our business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1998, we had 163 employees including 54 in professional services, 50 in sales and marketing, 42 in research and development and 17 in finance and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

                                  RISK FACTORS

     The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our common stock or other securities is cautioned to carefully consider these factors.

     If any of the following risks actually occur, our business, results of future operations or financial condition could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE A LIMITED OPERATING HISTORY.

     We were incorporated in October 1991 as a wholly owned subsidiary of Xerox, and Xerox currently owns approximately 62% of our outstanding shares of common stock. Our limited operating history means that predicting future operating results is difficult, and our operating history during prior periods cannot necessarily be regarded as indicative of our prospects as an independent company. Accordingly, although we have experienced revenue growth in recent years, we cannot assure you that we will sustain such growth in revenues or that we will become profitable on a quarterly or annual basis.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

     Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast; and our future results will depend upon many factors, including the following:

     - the demand for our products;

     - the level of product competition and price competition that we face;

     - the length of our sales cycle;

     - the size and timing of individual license transactions;

     - the delay or deferral of customer implementations;

     - the budget cycles of our customers;

     - the level of commissions that we receive from the sale of Xerox printers under the strategic marketing alliance that we have with Xerox;

     - our success in expanding our direct sales force and indirect distribution channels;

     - the timing of our new product introductions and product enhancements, as well as those of our competitors;

     - our mix of products and services;

     - our level of international sales;

     - the activities of and acquisitions by our competitors;

     - our timing of new hires;

     - changes in foreign currency exchange rates;

     - our ability to develop and market new products and to control costs; and

     - general domestic and international economic conditions.

     Our initial license fee revenue mainly depends on when orders are received and shipped. However, because of our sales model, our customers' implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result. If such expenses precede increased revenues, our operating results would be materially adversely affected.

     As a result of these factors, results from operations for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon them as an indication of our future performance. Furthermore, our operating results in some future quarter may fall below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely be materially adversely affected.

WE ARE SUBSTANTIALLY CONTROLLED BY XEROX.

     Xerox owns approximately 62% of the outstanding shares of our common stock. Consequently, Xerox controls Document Sciences, is able to elect our entire board of directors and could have significant input into our operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of our assets. Xerox's voting power could delay or prevent a change in control of Document Sciences and may prevent or discourage tender offers for our common stock at a premium price by another person or entity. Xerox affiliates currently hold three of the six seats on our board of directors.

OUR BUSINESS IS DEPENDENT ON MAINTAINING OUR RELATIONSHIPS WITH XEROX.

     We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a Cooperative Marketing Agreement, a Transfer and License Agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues.

     - In 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.4 million, representing 27% of our total revenues;

     - In 1997, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.8 million, representing 19% of our total revenues; and

     - In 1996, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $4.2 million, representing 28% of our total revenues.

     Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were:

     - 1998: $344,000;

     - 1997: $859,000; and

     - 1996: $1.4 million.

     These commissions have little or no associated costs and have contributed a substantial portion of our income from operations for certain prior operating periods. In addition, these commissions have been inconsistent from quarter to quarter and are difficult to estimate. Although neither Xerox nor its affiliated entities have expressed any intention to terminate their agreements with us, these agreements generally may be terminated on no more than 90 days notice. Accordingly, there can be no assurance that Xerox or its affiliates will continue these relationships or, if they do, that they will be on terms favorable to us.

     Furthermore, there can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Though we intend to continue our existing relationships with Xerox, our strategy is to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our move to become more independent will not adversely affect our business, results of operations or financial condition. Our failure to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on our business, operating results and financial condition.

     Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now or in the future may be our competitors. There can be no assurance that Xerox or one of its affiliated companies will not engage in business that directly competes with us. In addition, Xerox has ongoing internal development activities that could in the future lead to products that compete with us. Xerox could in the future expand these relationships or enter into additional ones, and as a result our business could be materially adversely affected.

OUR GROWTH IS DEPENDENT UPON SUCCESSFULLY FOCUSING OUR DISTRIBUTION CHANNELS.

     We intend to streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products enjoy a significant competitive advantage and a current, high market demand. We also plan on leveraging our existing relationships with Xerox Corporation, IBM Corporation and their channels and affiliates by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. In addition, we intend to form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

CONTINUED EXPANSION OF OUR PROFESSIONAL SERVICES IS NECESSARY FOR OUR FUTURE GROWTH.

     We are increasing our focus on the consulting services component of our professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation applications. Our increased focus is dependent on retaining and hiring professionals to perform these consulting services. Should we be unable to maintain the necessary services workforce, our business and financial condition could be materially adversely affected.

OUR GROWTH DEPENDS ON OUR INTRODUCTION OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS.

     Our future business, operating results and financial condition will depend upon our ability to develop new products that address the future needs of our target markets and to respond to emerging industry standards and practices. Our Document Sciences Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We believe that our core technology can be extended to the Internet, intranets and commercial on-line services, and we have begun initial development activity in this area. We cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

     If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, then our business, operating results and financial condition will be materially adversely affected. In addition, we cannot assure you that our new products or new versions of our existing products will achieve market acceptance. In order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners, such as JetForm Corporation and New Dimension Software.

A LONGER THAN EXPECTED SALES CYCLE MAY AFFECT OUR REVENUES AND OPERATING
RESULTS.

     The licensing of our software products is often an enterprise-wide decision by prospective customers and generally involves a sales cycle of three to twelve months in order to educate our prospective customers regarding the use and benefits of our products. In addition, the implementation of our products by customers involves a significant commitment of their resources over an extended period of time, and is commonly associated with substantial customer business process reengineering efforts. For these and other reasons, our sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Any delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on our business and results of operations and cause our operating results to vary significantly from quarter to quarter.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SALES OF A SMALL NUMBER OF PRODUCTS IN HIGHLY CONCENTRATED INDUSTRIES.

     We derived 69% of our initial license revenues from licenses of CompuSet and related CompuSet option products in 1998. Our initial license fees from DVS and DLS comprised 13% and 18%, respectively, in 1998. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products. Our revenues have been derived from sales to a small number of industries as follows:

     - Licenses to end users in the insurance and commercial print services industries for 1998 accounted for 44% of initial license revenues;

     - Licenses to end users in these industries for 1997 accounted for 61% of initial license revenues; and

     - Licenses to end users in these industries for 1996 accounted for 55% of initial license revenues.

     Our future success will depend on our ability to continue to successfully market our products in these and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

     - 31% of our total revenues in 1998;

     - 28% of our total revenues in 1997; and

     - 34% of our total revenues in 1996.

     Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our value added resellers are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $4.3 million, $4.4 million and $4.5 million in 1996, 1997 and 1998, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $819,000, $1.0 million and $1.7 million in 1996, 1997 and 1998, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

     Additional risks inherent in our international business activities include:

     - currency fluctuations;

     - unexpected changes in regulatory requirements;

     - tariffs and other trade barriers;

     - our limited experience in localizing products for foreign countries;

     - lack of acceptance of our localized products in foreign countries;

     - longer accounts receivable payment cycles;

     - difficulties in managing our international operations;

     - potentially adverse tax consequences including restrictions on the repatriation of earnings; and

     - the burdens of complying with a wide variety of foreign laws.

     A portion of our business is conducted in currencies other than the U.S. dollar, primarily the French franc. Although exchange rate fluctuations have not had a significant impact on us, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar could cause currency transaction gains and losses in future periods. We do not currently engage in currency hedging transactions, and we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse impact on our international revenues and our business, operating results or financial condition.

OUR BUSINESS IS DEPENDENT ON THE EMERGING MARKET FOR DOCUMENT AUTOMATION
SOFTWARE.

     The market for document automation software is relatively new, intensely competitive, highly fragmented, underdeveloped and subject to rapid change. Marketing and sales techniques in the document automation software marketplace, as well as the bases for competition, are not well established. We cannot assure you that the market for document automation software will develop or that, if it does develop, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance, and if the document automation software market fails to develop or develops more slowly than we currently anticipate, our business, operating results and financial condition would be materially adversely affected.

     In addition, the commercial market for document automation of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with such services. It is difficult to predict whether the Internet, intranets and commercial on-line services will be a viable commercial marketplace or whether the demand for related products and services will increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this emerging market.

OUR ABILITY TO MANAGE OUR GROWTH WILL AFFECT OUR BUSINESS.

     We have recently experienced a period of growth in total revenues. Our ability to compete effectively and to manage future change will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage our work force. We cannot assure you that we will be able to do so successfully. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

     Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom had signed employment agreements with us as of December 31, 1998. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future.

OUR FAILURE TO ADEQUATELY LIMIT OUR EXPOSURE TO PRODUCT LIABILITY CLAIMS MAY ADVERSELY AFFECT US.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, sale and support of our products may entail the risk of such claims in the future. A successful product liability claim brought against us or a claim arising as a result of our professional services could have a material adverse effect upon our business, operating results and financial condition.

OUR PRODUCTS MAY SUFFER FROM DEFECTS OR ERRORS.

     Software products as complex as those we offer, particularly our new Visual CompuSet and Data Prep Tool products, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

     - loss of revenue or delay in market acceptance;

     - diversion of our development resources;

     - damage to our reputation; or

     - increased service and warranty costs.

     If any of these factors occur, it would have a material adverse effect upon our business, operating results and financial condition.

WE MAY FACE RISKS OF YEAR 2000 NONCOMPLIANCE.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

     Based on recent assessments, we have determined that our information technology, or IT, and non-IT systems, software, hardware and equipment, are currently purported by the software and hardware vendors to be able to utilize dates beyond December 31, 1999. However, if such testing disconfirms readiness, the Year 2000 Issue could have a material impact on our operations.

     We have queried our significant suppliers and subcontractors that do not share information systems with us. To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

     We have not yet completed the final phase of the Year 2000 program. In the event that we do not complete the testing phase to confirm readiness and the systems believed to be ready are not, we might be unable to sell merchandise and might be unable to use our financial systems to operate the finance and accounting functions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

WE MAY FACE RISKS FROM THE EURO

     Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union, or EMU, countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We are still assessing the impact the EMU formation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of such assessment. We have not yet determined any potential costs.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing, training, and research and development facilities occupy approximately 34,500 square feet in San Diego, California, pursuant to a lease expiring on February 28, 2002. Our subsidiary in France occupies approximately 3,500 square feet of office space with a renewable lease expiring in February 2001. In addition, our regional office in Milwaukee, Wisconsin occupies approximately 7,500 square feet of office space pursuant to a lease expiring on March 31, 2003. In February 1999, we entered into a lease agreement for approximately 21,300 square feet of office space in Carlsbad, California pursuant to a lease expiring on February 28, 2005. This space will replace our current offices in San Diego as our headquarters. The San Diego lease allows us to sublet those facilities. We are currently in the process of pursuing sublet options. Additionally, we plan to move our European office to Paris by June 30, 1999 and vacate our present facilities in accordance with the applicable lease provisions. Sales representatives and field technical support personnel operate from their homes.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party, nor is our property subject, to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

  Executive Officers of Document Sciences

     The executive officers of Document Sciences and their ages, as of March 31, 1999, are as follows:

            NAME              AGE                         POSITION
            ----              ---                         --------
Charles R. Harris             49         President and Chief Executive Officer
John H. Wilson                54         Interim Chief Financial Officer
Peter L. Bradshaw             43         Vice President, Development
Daniel J. Fregeau             42         Vice President, Worldwide Sales and
                                         Business Development

     Charles R. Harris has served as President and Chief Executive Officer and as a Director of the Company since August 1998. Prior to joining Document Sciences, Mr. Harris was President and Chief Executive Officer and a Director of Simulation Sciences Inc. from July 1995 to July 1998. From September 1994 to June 1995, Mr. Harris was an independent consultant. From April 1993 to August 1994, Mr. Harris was employed by Computervision Corp., a computer modeling equipment provider ("Computervision"), as Vice President of the Industry Business Group and a Member of the Management Committee. From 1980 to 1993, Mr. Harris was employed by Hewlett-Packard Company, a computer and instrument manufacturer ("Hewlett-Packard"), as Global Account Manager for General Motors/Electronic Data Systems. Mr. Harris holds a B.A degree and an M.S. degree from Emory University in Georgia.

     John H. Wilson has served as Interim Chief Financial Officer since May 1998. Between 1988 and 1998, Mr. Wilson served as an interim senior financial officer for several software and electronic industry companies in San Diego, California. Mr. Wilson's previous experience includes senior financial and general management positions in the retail and healthcare industries and service with Price Waterhouse Coopers, LLP in Los Angeles, California. Mr. Wilson is a Certified Public Accountant in California and holds a Master's Degree in Business from Woodbury University in Los Angeles.

     Peter L. Bradshaw has served as Vice President of Development since March 1994. Prior to joining Document Sciences, Mr. Bradshaw was manager of the Application Software Team at Xerox from 1989 to 1994, where he was responsible for integrating high volume printers with application software. From 1982 to 1989, Mr. Bradshaw worked in Xerox' Workstation Business Unit where he managed the development team responsible for the graphical user interface for the 6085 Workstation. From 1977 to 1980, Mr. Bradshaw was at Bell Telephone Laboratories in system development.

     Daniel J. Fregeau has served as Vice President, Worldwide Sales and Business Development since 1998. From 1997 to 1998, Mr. Fregeau served as Vice President, Business Development, from 1994 to 1997, he served as Vice President, Marketing and from 1992 to 1994, he served as Vice President, Sales. Prior to joining Document Sciences, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, Mr. Fregeau held several positions with Xerox Corporation's Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

     Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any directors or executive officers of Document Sciences.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "DOCX". The following table sets forth the range of high and low closing prices on the National Market of the common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                              HIGH      LOW
                                                             ------    ------
FISCAL 1996
September 20, 1996 through September 30, 1996..............  $14.50    $12.00
Forth quarter ended December 31, 1996......................  $16.38    $ 9.50

FISCAL 1997
First quarter ended March 31, 1997.........................  $10.13    $ 3.88
Second quarter ended June 30, 1997.........................  $ 5.50    $ 3.00
Third quarter ended September 30, 1997.....................  $ 4.75    $ 3.63
Fourth quarter ended December 31, 1997.....................  $ 3.82    $ 2.50

FISCAL 1998
First quarter ended March 31, 1998.........................  $ 4.88    $ 2.94
Second quarter ended June 30, 1998.........................  $ 4.25    $ 2.69
Third quarter ended September 30, 1998.....................  $ 3.00    $ 1.69
Fourth quarter ended December 31, 1998.....................  $ 2.50    $ 1.38

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1994     1995      1996      1997       1998
                                                   ------   -------   -------   -------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME
Net revenues.....................................  $7,171   $10,512   $15,319   $19,740   $ 20,107
Income (loss) from operations....................   1,354     1,685     1,665       (58)   (10,361)
Net income (loss)................................     712     1,052     1,361       838     (9,154)
Net income (loss) per share......................     .09       .12       .14       .08       (.86)
Shares used in per share calculations............   8,256     8,563     9,615    11,013     10,690

BALANCE SHEET
Working capital..................................  $  537   $ 1,353   $25,807   $23,896   $ 14,883
Total assets.....................................   4,209     6,289    32,022    34,229     30,989
Capital lease obligations, less current
  portion........................................      20        99       116        52         13
Stockholders' equity.............................      71       856    26,910    27,691     18,410

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed in "Business -- Risk Factors" on pages 7 through 13. Readers are cautioned not to place undue reliance on these forward-looking statements, and we undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Document Sciences Corporation develops, markets and supports a family of document automation software and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation, and following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%.

     On May 9, 1997, we purchased substantially all of the assets of Data Retrieval Corporation of America from the West Group. Included in the purchase were exclusive ownership of the TextBook, TextComply, TextDBMS, TextGen and TextMigrate software products and their installed base of commercial accounts. We subsequently developed DLS and DDM from the technology purchased from Data Retrieval. We have retained employees responsible for the development, product support and customer service of the Data Retrieval software products. In addition, we will continue to provide training and customer support for existing and future customers for all supported products. We have initiated an end of life strategy for the products which were replaced by DLS and DDM.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

  Revenues

     Total revenues were $15.3 million, $19.7 million and $20.1 million in 1996, 1997 and 1998, respectively, representing increases of 29% from 1996 to 1997 and 2% from 1997 to 1998. Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees are comprised principally of license fees for the first year of use of our products by end user customers. Annual renewal license and support fees are comprised principally of mandatory fees paid by customers annually for continued use and support of the licensed products. Services and other revenues are comprised principally of fees for consulting, application development and training services performed by us as well as fees received from Xerox in connection with the sale of certain Xerox printer products. We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition. Initial license revenue is recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The portion of the initial license revenue which represents the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

     We sell our products principally through our direct sales force domestically, and internationally principally through distributors and value added resellers (VARs) and, to a lesser extent, through our direct sales force. Revenues from export sales and sales through our foreign subsidiary were $5.2 million, $5.5 million and $6.2 million in 1996, 1997 and 1998, respectively, representing increases of 6% from 1996 to 1997 and 13% from 1997 to 1998. Revenue from export sales were 34%, 28% and 31% of total revenues in 1996, 1997 and

1998, respectively. The increase in total export revenue is due primarily to our increased presence in foreign markets.

     We maintain a strategic marketing alliance with Xerox under which both parties agree to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Our revenues from this strategic marketing alliance were $1.4 million, $859,000 and $344,000 in 1996, 1997 and 1998, respectively. These commissions were 9%, 4% and 2% of total revenues in 1996, 1997 and 1998, respectively. Commissions paid relating to referrals from Xerox were $181,000, $121,000 and $0 in 1996, 1997 and 1998, respectively.

     We have entered into distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements relating to the licensing, maintenance and support of our products were $2.9 million in 1996 and 1997 and $4.1 million in 1998.

     Initial license fees. Initial license fee revenues were $8.6 million, $8.8 million and $7.2 million in 1996, 1997 and 1998, respectively, representing an increase of 2% from 1996 to 1997 and a decrease of 18% from 1997 to 1998. The decrease from 1997 to 1998 reflects the greater dependence on solution sales and the adoption of SOP 97-2, Software Revenue Recognition, which was effective for transactions entered into in fiscal years beginning after December 14, 1997. This SOP requires deferring recognition of some revenues, depending on the nature and complexity of certain transactions. The application of SOP 97-2 contributed $1.9 million to the increase in deferred revenue in 1998. Initial license revenues as a percentage of total revenues were 56%, 44% and 36% in 1996, 1997 and 1998, respectively.

     Annual renewal license and support fees. Revenues from annual renewal licenses were $2.4 million, $4.6 million and $5.9 million in 1996, 1997 and 1998, respectively, representing increases of 91% from 1996 to 1997 and 28% from 1997 to 1998. The increase in both periods was principally due to an increase in the installed base of users of our software products, including the increase in our installed base of customers resulting from the Data Retrieval purchase. As a percentage of total revenues, annual renewal license and support fees were 16%, 23% and 29% in 1996, 1997 and 1998, respectively.

     Services and other. Revenues from services and other were $4.3 million, $6.4 million and $7.0 million in 1996, 1997 and 1998, respectively, representing increases of 48% from 1996 to 1997 and 9% from 1997 to 1998. The increase in each period was principally due to the increased number of new customer licenses of our software generating increased demand for services as well as the increasing scope of professional services offered. Revenues from services and other were 28%, 32% and 35% of total revenues in 1996, 1997 and 1998, respectively.

  Cost of Revenues and Operating Expenses

     Cost of initial license fees. Cost of initial license revenues were $696,000, $677,000 and $1.4 million in 1996, 1997 and 1998, respectively, representing 8%, 8% and 19% of initial license revenues in 1996, 1997 and 1998, respectively. Cost of initial licenses of software includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for training, installation and distribution personnel, the cost of third party software and amortization of previously capitalized software development costs. The increase in the cost of initial licenses was primarily the result of increased payments for third party software integrated into our Visual CompuSet products and an increase in the amount of capitalized software resulting from the 3rd quarter release of Visual CompuSet and DPT.

     Cost of annual renewal licenses. Cost of annual renewal licenses consists principally of the employment-related costs for our technical support staff, which performs technical software support services. Cost of annual licenses renewals revenues was $497,000, $750,000 and $862,000 in 1996, 1997 and 1998,
respectively, representing 21%, 16% and 15% of annual renewal license revenues. While the relative cost of servicing the customer base is decreasing, the increase in absolute dollars is attributable to additional technical support personnel necessary to support the customer base acquired from Data Retrieval and an increase in the installed base of users of our software products.

     Cost of services and other. Cost of services and other revenues were $1.1 million, $3.1 million and $4.3 million in 1996, 1997 and 1998, respectively, representing 25%, 48% and 62% of services and other revenue. Cost of services and other consists principally of the employment-related costs of our consulting and training staff. The increase in cost of services and other revenues in absolute dollars as well as a percentage of revenue resulted principally from the addition of new staff to perform our professional services. As the new professional services staff becomes more experienced in our products and solutions, the cost of services and other revenues as a percentage of revenues is expected to decrease. There are little or no costs related to commissions from the sale of Xerox printers under the strategic marketing alliance.

     Research and development. Research and development expenses were $2.3 million, $3.3 million and $4.3 million in 1996, 1997 and 1998, respectively, representing increases of 42% from 1996 to 1997 and 30% from 1997 to 1998. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. As a percentage of total revenue, research and development expenses were 15%, 17% and 22% in 1996, 1997 and 1998, respectively. We anticipate that we will continue to direct significant resources to development and enhancement of products.

     We expense all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of software development are capitalized until general release of the product. The capitalized costs of software development are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. We capitalized software development costs of $104,000, $831,000 and $644,000 in 1996, 1997 and 1998, respectively. We expect that capitalization of software development costs will decrease in the future if the time between the establishment of technological feasibility of a product and its general release decreases as expected.

     Selling and marketing. Selling and marketing expenses were $7.4 million, $9.1 million and $11.4 million in 1996, 1997 and 1998, respectively, representing increases of 23% from 1996 to 1997 and 25% from 1997 to 1998. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The increase for both periods was the result of adding personnel to increase geographic coverage of the selling organization and the related costs and commissions associated with revenues. Selling and marketing expenses were 48%, 46% and 56% of total revenues in 1996, 1997 and 1998, respectively.

     General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources and general corporate management expenses. General and administrative expenses were $1.7 million, $2.9 million and $6.2 million in 1996, 1997 and 1998, respectively, representing 11%, 15% and 31% of total revenues in 1996, 1997 and 1998, respectively. The increase in general and administrative expenses in 1998 was the result of increased provisions for bad debts, a one-time charge for severance and recruiting costs, increased costs of outside consultants and professional fees as well as planned growth in the finance and administrative operations.

     Restructuring charges. In connection with a restructuring plan adopted in the fourth quarter of fiscal 1998, we recorded a $2.0 million restructuring charge associated with our actions to reduce our overall cost structure to reflect a staff size that had become inconsistent with our revenue base. This charge included the termination of 46 employees, the write off of impaired assets and a reduction in our leased facilities.

     Interest, net. Interest, net is composed of interest income from cash and cash equivalents and short-term investments offset by finance charges related to equipment leases. Interest, net was $318,000, $1.1 million and $901,000 in 1996, 1997 and 1998, respectively. The decrease in 1998 is primarily due to declining cash balances as a result of operational losses in 1998.

     Provision for income taxes. Effective tax rates were approximately 31%, 22% and 3% in 1996, 1997 and 1998, respectively. The 1998 rate differs from the federal statutory rate primarily due a valuation allowance offsetting deferred tax assets. From our inception to September 19, 1996, our operating results were included in the consolidated tax returns of Xerox Corporation. Subsequent to our initial public offering on September 19, 1996, we were no longer included in the consolidated tax returns of Xerox Corporation.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. Our revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for our products, the level of product and price competition, the length of our sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of our customers, our success in expanding our direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by us and our competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, our ability to develop and market new products, controlling costs and general domestic and international economic conditions. In addition, our sales generally reflect a relatively high amount of revenue per order, and, therefore, the loss or delay of individual orders could have a significant impact on our revenues and quarterly operating results. In addition, a significant amount of our revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

     Our software products generally are shipped as orders are received. As a result, initial license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of receipt of initial license revenue is difficult to predict because of the length of our sales cycle, typically three to twelve months from the initial contact. Because our operating expenses are based on anticipated revenue trends and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

     Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had $19.9 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $1.7 million in 1996. Net cash used in operating activities was $637,000 and $31,000 in 1997 and 1998, respectively. Net cash used in investing activities was $23.8 million in 1996, primarily for the purchase of short-term investments and to a lesser extent, for the purchase of fixed assets. Net cash provided by investing activities was $2.0 million and $3.6 million in 1997 and 1998, respectively, due primarily to net short-term investment sales and maturities partially offset by purchases of property and equipment and additions to computer software costs. Net cash provided by financing activities in 1996 was $23.3 million, primarily from net proceeds from the initial public offering of our common stock. Net cash used in financing activities was $285,000 and $499,000 in 1997 and 1998, respectively, primarily from the purchase of treasury stock.

     We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. A portion of our cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. We are currently evaluating, in our ordinary course of business, potential investments such as businesses, products or technologies. We have no current understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies.

RECENTLY ENACTED ACCOUNTING STANDARDS

     In 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. We have disclosed comprehensive income in our financial statements accordingly. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. We believe we operate in two segments, which have been identified by management as United States and France operations.

YEAR 2000 COMPLIANCE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     Based on recent assessments, we have determined that our information technology, or IT, and non-IT systems, software, hardware and equipment, are currently purported by the software and hardware vendors to be able to utilize dates beyond December 31, 1999. However, if such testing disconfirms readiness, the Year 2000 Issue could have a material impact on our operations.

     Our plan to resolve the Year 2000 Issue involves the following three phases: assessment, remediation and testing. To date, we have fully completed our assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of our significant IT and non-IT systems are ready for the Year 2000. The few components of our end-user computing infrastructure that remain to be upgraded will be addressed during the second quarter 1999. Accordingly, we do not believe that the Year 2000 presents a material exposure as it relates to our operations. In addition, we have gathered information about the Year 2000 compliance status of our significant suppliers and subcontractors and we continue to monitor their compliance.

     For our information technology exposures, we are 85% complete on the remediation phase and expect to complete software reprogramming and replacement no later than June 1, 1999. Once our software is upgraded or replaced, we will begin testing to confirm Year 2000 readiness. To date, we have completed 85% of our testing and readiness confirmation. Completion of the testing phase for all significant systems is expected by September 1, 1999, with 100% readiness at that time.

     We do not have any significant electronic transactions with suppliers or customers. Our electronic transactions with financial institutions have been assessed and have been confirmed ready through testing.

     We have queried our significant suppliers and subcontractors that do not share information systems with us. To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

     We will utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $10,000, of which $3,000 has been incurred and we expect to incur $7,000 in 1999, and is being funded through operating cash flows.

     We believe we have an effective program in place to test and confirm Year 2000 readiness in a timely manner. As noted above, we have not yet completed the final phase of the Year 2000 program. In the event that we do not complete the testing phase to confirm readiness and the systems believed to be ready are not, we might be unable to sell merchandise and might be unable to use our financial systems to operate the finance and accounting functions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     We have developed contingency plans to address failure of remediation activities as applied to internal, IT and non-IT, systems and external agents. We have identified specific contingency plan options related to our supply chain management process. In assessing our critical suppliers, management has prioritized these business relationships and is developing plans to provide for the continuance of product availability through accelerated purchasing should adequate assurance regarding a specific entity's ability to become ready for the Year 2000 not be obtained.

EURO CONVERSION

     Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union, or EMU, countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We are still assessing the impact the EMU formation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of such assessment. We have not yet determined any potential cost.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

     Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to French Franc and U.S. Dollar to euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected first quarter 1999 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements.

INTEREST RATE RISK

     We are exposed to changes in interest rates primarily from our short-term available for sale investments and, secondly, from our capital lease arrangements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of the investment portfolio by approximately $340,000 as of December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning our directors is incorporated by reference to the information set forth in the section entitled "Election of Directors -- Nominees" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1998, except that the information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

     1. Financial Statements. Our following consolidated financial statements, and related notes thereto, and the Report of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page 25 of this Report.

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Balance Sheets -- December 31, 1997 and 1998

          Consolidated Statements of Operations -- Fiscal Years Ended December 31, 1996, 1997 and 1998

        Consolidated Statements of Stockholders' Equity -- Fiscal Years Ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Cash Flows -- Fiscal Years Ended December 31, 1996, 1997 and 1998

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedule. Our following financial statement schedule for the fiscal years ended December 31, 1996, 1997 and 1998 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements, and related notes thereto.

          Schedule II Valuation and Qualifying Accounts . . . S-1

          Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

     3. Exhibits: See Item 14(c) below.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 1998.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedules. See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 1999.

                                          DOCUMENT SCIENCES CORPORATION

                                          By:     /s/ CHARLES R. HARRIS

                                            ------------------------------------
                                                     Charles R. Harris
                                               President and Chief Executive
                                                           Officer

Dated: March 24, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Harris his attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 24, 1999 in the capacities indicated:

                     SIGNATURES                                            TITLE
                     ----------                                            -----

                /s/ CHARLES R. HARRIS                      President and Chief Executive Officer
-----------------------------------------------------          (principal executive officer)
                  Charles R. Harris

                 /s/ JOHN H. WILSON                           Interim Chief Financial Officer
-----------------------------------------------------   (principal financial and accounting officer)
                   John H. Wilson

                /s/ THOMAS L. RINGER                              Chairman of the Board of
-----------------------------------------------------                    Directors
                  Thomas L. Ringer

                 /s/ BARTON L. FABER                                      Director
-----------------------------------------------------
                   Barton L. Faber

                 /s/ CHARLES P. HOLT                                      Director
-----------------------------------------------------
                   Charles P. Holt

                /s/ COLIN J. O'BRIEN                                      Director
-----------------------------------------------------
                  Colin J. O'Brien

                 /s/ BRIAN E. STERN                                       Director
-----------------------------------------------------
                   Brian E. Stern

                         DOCUMENT SCIENCES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........  F-1

Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Statements of Stockholders' Equity.............  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Document Sciences Corporation

     We have audited the accompanying consolidated balance sheets of Document Sciences Corporation as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Diego, California
January 25, 1999

                         DOCUMENT SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 3,526,301    $ 6,694,420
  Short-term investments....................................   18,228,527     13,220,581
  Accounts receivable, less allowance for doubtful accounts
     of $218,278 and $725,561 in 1997 and 1998,
     respectively...........................................    5,602,062      4,721,466
  Due from affiliates.......................................    1,718,406      1,122,343
  Unbilled revenue..........................................      288,932        391,601
  Income tax receivable.....................................           --        331,337
  Deferred income taxes.....................................      326,500             --
  Other current assets......................................      279,888        519,479
                                                              -----------    -----------
          Total current assets..............................   29,970,616     27,001,227
Property and equipment, net.................................    2,135,930      1,668,855
Computer software costs, net of accumulated amortization of
  $476,125 and $853,509 in 1997 and 1998, respectively......    1,117,319      1,383,590
Goodwill, net of accumulated amortization of $46,749 and
  $116,874 in 1997 and 1998, respectively...................    1,005,111        934,987
                                                              -----------    -----------
                                                              $34,228,976    $30,988,659
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   673,657    $ 1,065,986
  Accrued compensation......................................      787,511      1,874,044
  Other accrued liabilities.................................      348,559      1,773,716
  Deferred revenue..........................................    3,812,365      7,362,838
  Current income tax payable to affiliate...................      387,443             --
  Current portion of obligations under capital leases.......       65,108         41,568
                                                              -----------    -----------
          Total current liabilities.........................    6,074,643     12,118,152
Obligations under capital leases............................       52,236         12,618
Deferred revenue............................................           --        448,099
Deferred income taxes.......................................      411,500             --
Commitments
Stockholders' equity:
  Common stock, $.001 par value;
     Authorized shares -- 30,000,000.
     Issued and outstanding shares -- 10,803,369 in 1997 and
      10,857,958 in 1998....................................       10,803         10,858
  Deferred compensation.....................................     (241,469)       (67,326)
  Treasury stock............................................     (240,515)      (686,989)
  Additional paid-in capital................................   25,398,897     25,409,399
  Accumulated comprehensive income..........................       69,506        204,071
  Retained earnings (deficit)...............................    2,693,375     (6,460,223)
                                                              -----------    -----------
          Total stockholders' equity........................   27,690,597     18,409,790
                                                              -----------    -----------
                                                              $34,228,976    $30,988,659
                                                              ===========    ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1996           1997            1998
                                                     -----------    -----------    ------------
Revenues:
  Initial license fees (including $2,289,300,
     $1,765,000 and $2,987,600 from affiliates in
     1996, 1997 and 1998, respectively)............  $ 8,593,220    $ 8,758,364    $  7,186,247
  Annual renewal license and support fees
     (including $476,500, $888,700 and $1,234,300
     from affiliates in 1996, 1997 and 1998,
     respectively).................................    2,420,780      4,622,810       5,889,410
  Services and other (including $1,456,000,
     $1,117,300 and $1,184,800 from affiliates in
     1996, 1997 and 1998, respectively)............    4,305,294      6,359,135       7,031,693
                                                     -----------    -----------    ------------
          Total revenues...........................   15,319,294     19,740,309      20,107,350
Cost of revenues:
  Initial license fees.............................      695,750        677,324       1,367,939
  Annual renewal license and support fees..........      496,871        750,069         862,058
  Services and other...............................    1,092,219      3,096,362       4,344,896
                                                     -----------    -----------    ------------
          Total cost of revenues...................    2,284,840      4,523,755       6,574,893
                                                     -----------    -----------    ------------
Gross profit.......................................   13,034,454     15,216,554      13,532,457
Operating expenses:
  Research and development.........................    2,336,252      3,321,397       4,336,116
  Selling and marketing (including $180,600,
     $121,000 and $0 to affiliates in 1996, 1997
     and 1998, respectively).......................    7,359,336      9,088,486      11,353,604
  General and administrative.......................    1,673,928      2,864,868       6,214,275
  Restructuring charges............................           --             --       1,988,983
                                                     -----------    -----------    ------------
          Total operating expenses.................   11,369,516     15,274,751      23,892,978
                                                     -----------    -----------    ------------
Income (loss) from operations......................    1,664,938        (58,197)    (10,360,521)
Interest, net......................................      317,508      1,127,075         900,755
                                                     -----------    -----------    ------------
Income (loss) before provision for income taxes....    1,982,446      1,068,878      (9,459,766)
Provision for income taxes.........................      621,500        231,200        (306,168)
                                                     -----------    -----------    ------------
Net income (loss)..................................  $ 1,360,946    $   837,678    $ (9,153,598)
                                                     ===========    ===========    ============
Net income (loss) per share -- basic...............  $      0.16    $      0.08    $       (.86)
                                                     ===========    ===========    ============
Weighted average shares used in basic
  calculation......................................    8,525,172     10,743,352      10,690,340
                                                     ===========    ===========    ============
Net income (loss) per share -- diluted.............  $      0.14    $      0.08    $       (.86)
                                                     ===========    ===========    ============
Weighted average shares used in diluted
  calculation......................................    9,614,682     11,012,635      10,690,340
                                                     ===========    ===========    ============

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                ACCUMULATED
                                         COMMON STOCK         TREASURY STOCK      ADDITIONAL                   COMPREHENSIVE
                                     --------------------   -------------------     PAID-IN       DEFERRED        INCOME
                                       SHARES     AMOUNT    SHARES     AMOUNT       CAPITAL     COMPENSATION      (LOSS)
                                     ----------   -------   -------   ---------   -----------   ------------   -------------
Balance at December 31, 1995.......   1,311,423   $ 1,311        --   $      --   $   110,550    $      --       $     --
Issuance of common stock upon
  initial public offering..........   2,182,500     2,183        --          --    23,331,329           --             --
Issuance of common stock upon
  exercise of options..............      88,245        88        --          --         6,964           --             --
Accretion on Series A Redeemable
  Preferred Stock..................          --        --        --          --            --           --             --
Deferred compensation..............          --        --        --          --       440,000     (440,000)            --
Amortization of deferred
  compensation.....................          --        --        --          --            --       88,527             --
Conversion of Series A Redeemable
  Preferred Stock..................   7,140,000     7,140        --          --     1,493,360           --             --
Comprehensive income (loss):
  Unrealized gain on short-term
    investments....................          --        --        --          --            --           --         13,222
  Net income.......................          --        --        --          --            --           --             --
  Comprehensive income.............
                                     ----------   -------   -------   ---------   -----------    ---------       --------
Balance at December 31, 1996.......  10,722,168    10,722        --          --    25,382,203     (351,473)        13,222
Issuance of common stock upon
  exercise of options..............      81,201        81        --          --        16,694           --             --
Purchase of treasury stock.........          --        --    75,000    (285,000)           --           --             --
Sale of treasury stock.............          --        --   (14,928)     44,485            --           --             --
Amortization of deferred
  compensation.....................          --        --        --          --            --      110,004             --
Comprehensive income (loss):
  Unrealized gain on short-term
    investments....................          --        --        --          --            --           --         56,284
  Net income.......................          --        --        --          --            --           --             --
  Comprehensive income.............
                                     ----------   -------   -------   ---------   -----------    ---------       --------
Balance at December 31, 1997.......  10,803,369    10,803    60,072    (240,515)   25,398,897     (241,469)        69,506
Issuance of common stock upon
  exercise of options..............      54,589        55        --          --        10,502           --             --
Purchase of treasury stock.........          --        --   212,800    (543,618)           --           --             --
Sale of treasury stock.............          --        --   (49,714)     97,144            --           --             --
Amortization of deferred
  compensation.....................          --        --        --          --            --      174,143             --
Comprehensive income (loss):
  Unrealized loss on short-term
    investments....................          --        --        --          --            --           --        (22,337)
  Foreign currency translation
    adjustment.....................          --        --        --          --            --           --        156,902
  Net loss.........................          --        --        --          --            --           --             --
  Comprehensive loss...............
                                     ----------   -------   -------   ---------   -----------    ---------       --------
Balance at December 31, 1998.......  10,857,958   $10,858   223,158   $(686,989)  $25,409,399    $ (67,326)      $204,071
                                     ==========   =======   =======   =========   ===========    =========       ========


                                      RETAINED         TOTAL
                                      EARNINGS     STOCKHOLDERS'
                                      (DEFICIT)       EQUITY
                                     -----------   -------------
Balance at December 31, 1995.......  $   744,501    $   856,362
Issuance of common stock upon
  initial public offering..........           --     23,333,512
Issuance of common stock upon
  exercise of options..............           --          7,052
Accretion on Series A Redeemable
  Preferred Stock..................     (249,750)      (249,750)
Deferred compensation..............           --             --
Amortization of deferred
  compensation.....................           --         88,527
Conversion of Series A Redeemable
  Preferred Stock..................           --      1,500,500
Comprehensive income (loss):
  Unrealized gain on short-term
    investments....................           --         13,222
  Net income.......................    1,360,946      1,360,946
                                                    -----------
  Comprehensive income.............                   1,374,168
                                     -----------    -----------
Balance at December 31, 1996.......    1,855,697     26,910,371
Issuance of common stock upon
  exercise of options..............           --         16,775
Purchase of treasury stock.........           --       (285,000)
Sale of treasury stock.............           --         44,485
Amortization of deferred
  compensation.....................           --        110,004
Comprehensive income (loss):
  Unrealized gain on short-term
    investments....................           --         56,284
  Net income.......................      837,678        837,678
                                                    -----------
  Comprehensive income.............                     893,962
                                     -----------    -----------
Balance at December 31, 1997.......    2,693,375     27,690,597
Issuance of common stock upon
  exercise of options..............           --         10,557
Purchase of treasury stock.........           --       (543,618)
Sale of treasury stock.............           --         97,144
Amortization of deferred
  compensation.....................           --        174,143
Comprehensive income (loss):
  Unrealized loss on short-term
    investments....................           --        (22,337)
  Foreign currency translation
    adjustment.....................           --        156,902
  Net loss.........................   (9,153,598)    (9,153,598)
  Comprehensive loss...............                  (8,996,696)
                                     -----------    -----------
Balance at December 31, 1998.......  $(6,460,223)   $18,409,790
                                     ===========    ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1996            1997            1998
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)................................  $  1,360,946    $    837,678    $ (9,153,598)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization..................       254,373         455,663         614,099
  Amortization of goodwill.......................            --          46,749          70,125
  Loss on disposal of fixed assets...............           313              --         610,159
  Amortization of computer software costs........       104,066          91,340         377,384
  Amortization of deferred compensation..........        88,527         110,004         174,143
  Current income tax expense payable to
     affiliates..................................    (1,071,100)         76,443        (387,443)
  Deferred income taxes..........................       (92,000)         99,200         (85,000)
  Provision for doubtful accounts................       204,155         432,451         507,283
  Changes in operating assets and liabilities,
     net of effects of acquired business:
     Accounts receivable.........................      (308,448)     (3,336,203)        398,369
     Due from affiliates.........................      (764,764)        658,958         679,251
     Unbilled revenue............................            --        (288,932)       (102,669)
     Income tax receivable.......................            --              --        (331,337)
     Other current assets........................       (68,071)        (47,584)       (239,162)
     Accounts payable............................       370,102         (25,054)        391,675
     Accrued compensation........................       387,132         (44,030)      1,080,978
     Accrued liabilities.........................       327,005        (108,933)      1,374,169
     Deferred revenue............................       880,758         404,780       3,990,648
                                                   ------------    ------------    ------------
Net cash provided by (used in) operating
  activities.....................................     1,672,994        (637,470)        (30,926)
INVESTING ACTIVITIES
Purchases of short-term investments..............   (23,129,663)    (16,905,885)    (16,196,630)
Sales of short-term investments..................            --      19,220,812      18,194,575
Maturities of short-term investments.............            --       2,599,431       3,010,000
Purchases of property and equipment, net.........      (526,895)     (1,593,389)       (752,194)
Unrealized losses on securities..................            --              --         (22,337)
Cash paid for acquired business..................            --        (507,000)             --
Proceeds from disposal of assets.................         8,000              --              --
Additions to computer software costs.............      (104,236)       (831,317)       (643,655)
                                                   ------------    ------------    ------------
Net cash provided by (used in) investing
  activities.....................................   (23,752,794)      1,982,652       3,589,759
FINANCING ACTIVITIES
Principal payments under capital lease
  obligations....................................       (66,190)        (60,835)        (63,158)
Purchase of treasury stock.......................            --        (285,000)       (543,618)
Sale of treasury stock...........................            --          44,485          97,144
Proceeds from issuance of common stock...........    23,340,564          16,775          10,557
                                                   ------------    ------------    ------------
Net cash provided by (used in) financing
  activities.....................................    23,274,374        (284,575)       (499,075)
                                                   ------------    ------------    ------------
Increase in cash and cash equivalents............     1,194,574       1,060,607       3,059,758
Foreign currency translation adjustment..........            --              --         108,361
Cash and cash equivalents at beginning of year...     1,271,120       2,465,694       3,526,301
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $  2,465,694    $  3,526,301    $  6,694,420
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid....................................  $     29,430    $     17,777    $     11,135
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Capital lease obligations entered into for
  property and equipment.........................  $    101,769    $         --    $         --
                                                   ============    ============    ============

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Document Sciences Corporation was incorporated on October 18, 1991 in Delaware as a subsidiary of Xerox Corporation. We develop, market and support a family of document automation software products and services used in high volume electronic publishing applications. Autograph, our document automation software architecture, enables personalized publishing solutions for many industries including insurance, managed healthcare, financial services, telecommunications, government agencies and commercial print service bureaus.

     We currently derive substantially all of our license revenues from licenses of CompuSet, Autograph's flagship product, and related products and from fees for services related to the CompuSet software. Our financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the CompuSet software and related products. There can be no assurance that we will continue to be successful in developing and marketing CompuSet products and related services.

     We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing alliance agreement, a transfer and license agreement and various distribution agreements. There can be no assurance that Xerox or its affiliates will continue these relationships. Our failure to maintain these relationships with Xerox and its affiliates could have a material adverse effect on our financial statements.

  Basis of Presentation

     In 1994, we established a wholly owned subsidiary, Document Sciences Europe, in Sophia Antipolis, France, in order to market and support our products to the European community. The accompanying consolidated financial statements include the accounts of all our operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Foreign Operations

     The functional currency of our French subsidiary is the French Franc. The balance sheet accounts of the subsidiary are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the average rates of exchange during the period. For the year ended December 31, 1998, foreign currency translation gains are recorded in stockholders' equity. Foreign currency translation gains and losses were not material in 1996 and 1997. Foreign currency transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations and were not material during the years ended December 31, 1996, 1997 and 1998.

  Cash, Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. We evaluate the

                         DOCUMENT SCIENCES CORPORATION
financial strength of institutions at which significant investments are made and believe the related credit risk is limited to an acceptable level.

     We have adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classify our investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities will be included in investment income. The cost of securities sold is based on the specific identification method.

  Concentration of Credit Risk

     We sell our products primarily to large, multinational customers in the United States, Europe, Canada and Australia. We derived 34%, 28% and 31% of our total revenues from customers outside the United States for the years ended December 31, 1996, 1997 and 1998, respectively. A significant concentration of our customers are in the insurance and commercial print service industries. No customer has accounted for 10% or more of our revenue in any one year.

     Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. We estimate our potential losses on trade receivables on an ongoing basis and provide for anticipated losses in the period in which the revenues are recognized.

  Impairment of Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, we record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. To date, no such impairments have been identified.

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

     Capitalized costs of software to be sold, licensed or otherwise marketed are amortized using the greater of the amount computed using the ratio of current period product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products (generally five years). It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could result in charges to the results of operations in future periods.

  Depreciation and Amortization

     Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally five years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements. Amortization of goodwill is provided over an estimated life of 15 years.

                         DOCUMENT SCIENCES CORPORATION

  Revenue Recognition

     We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition. Initial license revenue is recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The portion of the initial license revenue representing software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized either on a percentage of completion or completed contract basis in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

  Computation of Net Income Per Share

     In accordance with SFAS No. 128, Earnings per Share, "Basic EPS" includes no dilution and is based on weighted-average common shares outstanding for the period. SFAS No. 128 also requires companies with complex capital structures to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options.

     In 1996 and 1997, the difference between weighted-average shares used in determining Basic EPS versus Diluted EPS related to dilutive common stock options totaled 108,015 and 269,288 shares, respectively. Common stock options to purchase 389,430 and 248,182 shares were excluded from the calculation of weighted-average shares used in determining Diluted EPS for 1996 and 1997, respectively, as their effect would have been antidilutive. In 1998, 867,234 common stock options were excluded from the calculation of weighted-average shares used in determining Basic and Diluted EPS as their effect would have been antidilutive.

  Stock Options

     As permitted by SFAS No. 123, Accounting for Stock-based Compensation, we have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, when the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Income Taxes

     We follow the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. Through September 19, 1996, we were included in the consolidated tax returns of Xerox, and our share of Xerox consolidated income tax liability was determined on a separate company basis computed under Internal Revenue Code guidelines. Subsequent to our initial public offering on September 19, 1996, we have filed separate federal and state tax returns and are only included in certain consolidated state tax returns with Xerox.

  New Accounting Pronouncements

     In 1998, we adopted SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period they are

                         DOCUMENT SCIENCES CORPORATION
recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. We have disclosed comprehensive income in our financial statements accordingly. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. We believe we operate in two segments, which have been identified by management as United States and France operations.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We are currently evaluating the impact of SOP 98-1 on our financial statements and related disclosures.

RECLASSIFICATIONS

     Certain reclassifications, none of which affect net income (loss), have been made to prior year's amounts in order to conform to the current year's presentation.

 2. ACQUISITION

     In 1997, we acquired certain assets and liabilities of Data Retrieval Corporation of America (Data Retrieval) for cash consideration of $507,000. The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with the provisions of APB Opinion No. 16, Business Combinations. The estimated excess of the purchase price over the net assets acquired totaled $1,052,000. This is being carried as goodwill in intangible assets, and is being amortized over an estimated life of 15 years. Our consolidated financial statements included the results of Data Retrieval from the purchase date of May 7, 1997.

 3. FINANCIAL STATEMENT INFORMATION

  Property and Equipment

     Property and equipment are stated at cost and consist of the following at December 31:

                                                         1997          1998
                                                      ----------    ----------
Computer equipment..................................  $1,632,403    $1,763,942
Office furniture and fixtures.......................     741,618       243,857
Office equipment....................................     223,984       449,444
Leasehold improvements..............................     497,877       242,155
                                                      ----------    ----------
                                                       3,095,882     2,699,398
Less accumulated depreciation and amortization......    (959,952)   (1,030,543)
                                                      ----------    ----------
                                                      $2,135,930    $1,668,855
                                                      ==========    ==========

     The cost of equipment acquired under capital leases totaled $192,611, $140,519 and $85,113 (net of accumulated depreciation of $75,161, $141,866 and $131,958) at December 31, 1996, 1997 and 1998, respectively.

                         DOCUMENT SCIENCES CORPORATION

INVESTMENTS

     We have classified all of our investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 1997 and 1998:

                                                      GROSS         GROSS
                                                    UNREALIZED    UNREALIZED     ESTIMATED
                                        COST          GAINS         LOSSES      FAIR VALUE
                                     -----------    ----------    ----------    -----------
DECEMBER 31, 1997
U.S. treasury securities...........  $ 1,515,289     $ 1,750       $    --      $ 1,517,039
U.S. government agency
  obligations......................    2,526,628       1,943            --        2,528,571
Obligations of states, territories
  and political subdivisions.......   10,339,124      64,932            --       10,404,056
U.S. corporate securities..........    2,299,540         881            --        2,300,421
U.S. corporate commercial paper....    1,478,440          --            --        1,478,440
                                     -----------     -------       -------      -----------
                                     $18,159,021     $69,506       $    --      $18,228,527
                                     ===========     =======       =======      ===========
DECEMBER 31, 1998
U.S. treasury securities...........  $ 5,048,469     $ 5,723       $ 7,081      $ 5,047,111
U.S. government agency
  obligations......................    3,046,330      25,018            --        3,071,348
Obligations of states, territories
  and political subdivisions.......    1,353,893          --            --        1,353,893
U.S. corporate securities..........    3,724,720      23,509            --        3,748,229
                                     -----------     -------       -------      -----------
                                     $13,173,412     $54,250       $ 7,081      $13,220,581
                                     ===========     =======       =======      ===========

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998, by contractual maturity, are shown below:

                                                                    ESTIMATED
                                                       COST        FAIR VALUE
                                                    -----------    -----------
Due in one year or less...........................  $ 3,798,041    $ 3,809,051
Due after one year through five years.............    9,375,371      9,411,530
                                                    -----------    -----------
                                                    $13,173,412    $13,220,581
                                                    ===========    ===========

                         DOCUMENT SCIENCES CORPORATION

 4. SEGMENT INFORMATION

     The table below summarizes our domestic operations and those of our subsidiary, Document Sciences Europe:

                                        UNITED STATES      FRANCE      ELIMINATIONS       TOTAL
                                        -------------    ----------    ------------    ------------
YEAR ENDED DECEMBER 31, 1996
Sales to unaffiliated customers.......  $  8,839,055     $2,258,433      $     --      $ 11,097,488
Sales to affiliates...................     2,170,967      2,050,839            --         4,221,806
                                        ------------     ----------      --------      ------------
Revenues..............................  $ 11,010,022     $4,309,272      $     --      $ 15,319,294
                                        ============     ==========      ========      ============
Operating income......................  $  1,167,424     $  497,514      $     --      $  1,664,938
                                        ============     ==========      ========      ============
Identifiable assets...................  $ 31,335,821     $  702,362      $(16,666)     $ 32,021,517
                                        ============     ==========      ========      ============
YEAR ENDED DECEMBER 31, 1997
Sales to unaffiliated customers.......  $ 13,423,889     $2,545,303      $     --      $ 15,969,192
Sales to affiliates...................     1,871,136      1,899,981            --         3,771,117
                                        ------------     ----------      --------      ------------
Revenues..............................  $ 15,295,025     $4,445,284      $     --      $ 19,740,309
                                        ============     ==========      ========      ============
Operating income (loss)...............  $   (267,503)    $  209,306      $     --      $    (58,197)
                                        ============     ==========      ========      ============
Identifiable assets...................  $ 32,185,873     $2,059,769      $(16,666)     $ 34,228,976
                                        ============     ==========      ========      ============
YEAR ENDED DECEMBER 31, 1998
Sales to unaffiliated customers.......  $ 13,581,446     $2,081,749      $     --      $ 15,663,195
Sales to affiliates...................     2,019,548      2,424,607            --         4,444,155
                                        ------------     ----------      --------      ------------
Revenues..............................  $ 15,600,994     $4,506,356      $     --      $ 20,107,350
                                        ============     ==========      ========      ============
Operating income (loss)...............  $(10,404,611)    $   44,090      $     --      $(10,360,521)
                                        ============     ==========      ========      ============
Identifiable assets...................  $ 29,811,491     $1,193,834      $(16,666)     $ 30,988,659
                                        ============     ==========      ========      ============

     In 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Sales attributable to the United States were made to customers located in North America, South America and Australia. Sales attributable to France are based on those sales generated by our French subsidiary. These sales were made to customers located in Europe, the Middle East and Africa.

 5. LEASES

     We lease our corporate office in San Diego, California under an operating lease expiring on February 28, 2002. Under the terms of the lease, effective February 1, 1997, monthly rental payments will be increased annually by 4%. The lease provides us with an option to extend the lease term for an additional three years at the base rent in effect for the last year of the initial lease term. Our offices in France and Milwaukee, Wisconsin are under an operating leases expiring in February 2001 and March 2003, respectively. We also

                         DOCUMENT SCIENCES CORPORATION
lease certain equipment under capital leases. Annual future minimum lease payments as of December 31, 1998 are as follows:

                                                       OPERATING     CAPITAL
              YEARS ENDING DECEMBER 31,                  LEASES       LEASES
              -------------------------                ----------    --------
1999.................................................  $  497,280    $ 45,366
2000.................................................     532,096      12,346
2001.................................................     568,463       2,058
2002.................................................     157,797          --
2003.................................................      61,508          --
                                                       ----------    --------
                                                       $1,817,144      59,770
                                                       ----------
Less amount representing interest....................                  (5,584)
                                                                     --------
Present value of net minimum lease payments..........                  54,186
Less current portion.................................                 (41,568)
                                                                     --------
Long-term portion of capital lease obligations.......                $ 12,618
                                                                     ========

     Rent expense for the years ended December 31, 1996, 1997 and 1998 was $292,098, $522,694 and $576,417, respectively. Our new headquarters in Carlsbad, California will be leased through February 28, 2005 with annual future minimum lease payments of $222,372.

 6. STOCKHOLDERS' EQUITY

  Stock

     As of December 31, 1998, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

  STOCK INCENTIVE PLANS

     Our Stock Incentive Plans provide for the issuance of incentive and nonstatutory options to purchase Common Shares to eligible employees, officers, directors of, and consultants to Document Sciences. Our 1993 Stock Incentive Plan (the "1993 Plan") provided for the issuance of up to 1,500,000 shares. In October 1995, the Board of Directors approved the 1995 Stock Incentive Plan (the "1995 Plan"), which provided for the issuance of an additional 779,250 shares which included 29,250 shares previously reserved for issuance under the 1993 Plan. In 1998, this plan was amended to provide for the issuance of an additional 750,000 shares. The 1995 Plan replaced the 1993 Plan. All outstanding options under the 1993 Plan remain exercisable in accordance with their original terms. Terms of the stock purchase or stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. The maximum term of options granted under the 1995 Plan is ten years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The exercise price of nonstatutory stock options and stock issued under purchase rights must equal at least 85% of the fair market value on the date of grant or time of issuance.

                         DOCUMENT SCIENCES CORPORATION

     The following table summarizes stock option activity under the stock incentive plans:

                                                                      WEIGHTED
                                        NUMBER      OPTION PRICE    AVERAGE PRICE
                                       OF SHARES     PER SHARE        PER SHARE
                                       ---------    ------------    -------------
Balance at December 31, 1996.........   497,445     $.03 - $15.00       $3.13
  Granted............................   158,850     $3.19 - $ 5.44      $3.94
  Exercised..........................   (81,201)    $.03 - $  .67       $ .24
  Canceled...........................   (57,624)    $.03 - $15.00       $4.18
                                       --------
Balance at December 31, 1997.........   517,470     $.03 - $15.00       $3.57
  Granted............................   567,038     $1.75 - $ 3.38      $2.47
  Exercised..........................   (54,589)    $.17 - $  .67       $ .19
  Canceled...........................  (162,685)    $.17 - $15.00       $4.13
                                       --------
Balance at December 31, 1998.........   867,234     $.03 - $10.00       $2.64
                                       ========

     As of December 31, 1998, 263,991 of the options were vested and exercisable and 632,994 were available for future grant. Following is a breakdown of the options outstanding as of December 31, 1998:

                                                     WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                  WEIGHTED AVERAGE    EXERCISE PRICE                   EXERCISE PRICE
     RANGE OF         OPTIONS        REMAINING          OF OPTIONS        OPTIONS        OF OPTIONS
  EXERCISE PRICES   OUTSTANDING    LIFE IN YEARS       OUTSTANDING      EXERCISABLE     EXERCISABLE
  ---------------   -----------   ----------------   ----------------   -----------   ----------------
  $ .03 - $  .67      176,721           5.48              $0.28           159,650          $0.24
  $1.70 - $ 4.75      649,399           9.21              $2.77            76,684          $4.25
  $5.44 - $10.00       41,114           7.56              $9.73            27,657          $9.81
                      -------                                             -------
                      867,234           8.37              $2.53           263,991          $2.41
                      =======                                             =======

     In 1996, we recorded $440,000 of deferred compensation for options granted to employees prior to our initial public offering, which closed September 19, 1996. The amount recorded represents the difference between the option grant price and the deemed fair market value of the related shares. We are amortizing such amount ratably over the vesting period of the options, generally 48 months.

     On March 17, 1998, 68,403 options with exercise prices between $5.00 and $15.00 per share were repriced to $4.75 per share, the fair market value of the stock at such date.

     Adjusted pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. For options granted in the period prior to September 19, 1996, the fair value for options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5% - 6%; dividend yields of 0%; and a weighted-average expected life of the option of four to seven years. For options granted from September 19, 1996 to December 31, 1998, the fair value of options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5% - 6%; dividend yields of 0%; expected volatility of .69 to 1.43; and a weighted-average expected life of the option of seven years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on reported net income (loss) for future years

                         DOCUMENT SCIENCES CORPORATION
because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1996         1997         1998
                                                 ----------    --------    -----------
Adjusted pro forma basic net income (loss).....  $1,379,289    $592,538    $(9,704,706)
Adjusted pro forma basic net income (loss) per
  share........................................  $      .15    $    .05    $      (.91)
Adjusted pro forma diluted net income (loss)
  per share....................................  $      .14    $    .05    $      (.91)

     Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 350,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower.

 7. INCOME TAXES

     For financial reporting purposes, income (loss) before income taxes includes the following components:

                                           1996          1997          1998
                                        ----------    ----------    -----------
United States.........................  $1,484,932    $  778,573    $(9,660,080)
Foreign...............................     497,514       290,305        200,314
                                        ----------    ----------    -----------
                                        $1,982,446    $1,068,878    $(9,459,766)
                                        ==========    ==========    ===========

     The provision for income taxes (benefit) is as follows:

                                                YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                              1996        1997        1998
                                            --------    --------    ---------
Current:
  Federal.................................  $482,000    $  3,500    $(331,337)
  State...................................   119,300      19,900           --
  Foreign.................................   112,200     108,600      110,169
                                            --------    --------    ---------
                                             713,500     132,000     (221,168)
Deferred (credit):
  Federal.................................   (85,300)    122,100     (104,000)
  State...................................    (6,700)    (22,900)      19,000
  Foreign.................................        --          --           --
                                            --------    --------    ---------
                                             (92,000)     99,200      (85,000)
                                            --------    --------    ---------
                                            $621,500    $231,200    $(306,168)
                                            ========    ========    =========

                         DOCUMENT SCIENCES CORPORATION

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

                                                     DECEMBER 31,
                                          -----------------------------------
                                            1996         1997         1998
                                          ---------    ---------    ---------
Deferred tax liabilities:
  Computer software costs...............  $(156,500)   $(411,500)   $(509,100)
  Fixed assets..........................         --           --     (127,900)
                                          ---------    ---------    ---------
Total deferred tax liabilities..........   (156,500)    (411,500)    (637,000)
                                          ---------    ---------    ---------
Deferred tax assets:
  Operating loss carryforwards..........         --           --    2,496,000
  Accrued vacation......................    100,000      125,100      132,000
  Provision for doubtful accounts.......     29,000       76,600      262,400
  Research and development credits......         --      118,000      205,900
  Restructuring charges.................         --           --      728,800
  State taxes...........................     41,700        6,800           --
                                          ---------    ---------    ---------
Total deferred tax assets...............    170,700      326,500    3,825,100
Valuation allowance.....................         --           --    3,188,100
                                          ---------    ---------    ---------
Net deferred tax assets.................    170,700      326,500      637,000
                                          ---------    ---------    ---------
Net deferred tax asset (liability)......  $  14,200    $ (85,000)   $       0
                                          =========    =========    =========

     A valuation allowance has been recognized to offset deferred tax assets as of December 31, 1998 as realization of such assets is uncertain.

     As of December 31, 1998, we have Federal and California research and development tax credit carryforwards of approximately $146,500 and $90,000, respectively, which will begin to expire in 2012 unless previously utilized.

     The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 1996, 1997 and 1998 to income before income taxes are as follows:

                                               YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                           1996         1997          1998
                                         ---------    ---------    -----------
Provision at statutory rate............  $ 693,856    $ 374,107    $(3,310,918)
Benefit for graduated rates............    (19,824)     (10,689)        94,596
State income taxes, net of Federal
  benefit..............................     73,190       (1,950)            --
Increase (decrease) in valuation
  allowance............................   (136,095)          --      3,188,100
Benefit of research credits............    (71,665)    (118,004)            --
Permanent differences and other........     82,038      (12,264)      (277,946)
                                         ---------    ---------    -----------
Provision for income taxes.............  $ 621,500    $ 231,200    $  (306,168)
                                         =========    =========    ===========

 8. TRANSACTIONS WITH AFFILIATES

     We maintain a strategic marketing alliance with Xerox under which both parties agree to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying statements of operations are commissions earned from Xerox totaling $1.4 million, $859,000 and $344,000 in 1996, 1997 and 1998, respectively. These commissions were 9%, 4%

                         DOCUMENT SCIENCES CORPORATION
and 2% of total revenues in 1996, 1997 and 1998, respectively. Commissions paid relating to referrals from Xerox, included in selling and marketing expense in the accompanying statements of operations, were $181,000, $121,000 and $0 in 1996, 1997 and 1998, respectively.

     We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $819,000, $1.0 million and $1.7 million in 1996, 1997 and 1998, respectively. Included in accounts receivable are $385,300, $333,900 and $473,800 from these revenues at December 31, 1996, 1997 and 1998, respectively.

     We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $2.1 million, $1.9 million and $2.4 million in 1996, 1997 and 1998, respectively. Related accounts receivable are $646,500, $414,500 and $181,600 at December 31, 1996, 1997 and 1998, respectively.

 9. EMPLOYEE RETIREMENT PLAN

  401(k) Plan

     Document Sciences has an employee savings and retirement plan (the "401(k) Plan") that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee's compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee's interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment.

10. RESTRUCTURING CHARGES

     In December 1998, our board of directors approved a plan of restructuring and we recorded a charge of approximately $2.0 million. The restructuring included the shutdown of certain facilities and the termination of 46 employees involved in development, sales, marketing, professional services and administrative activities. The charge consisted primarily of $1.2 million in termination benefits, a $470,000 write off of impaired assets and $333,000 in facilities shutdown and other costs. At December 31, 1998, our restructuring reserve totaled $1.5 million and consisted of $1.2 million in termination benefits and $333,000 in facilities shutdown costs, none of which has been paid at December 31, 1998.

                         DOCUMENT SCIENCES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT    CHARGED TO                  BALANCE AT
                                                BEGINNING     COSTS AND                      END
                                                 OF YEAR       EXPENSES     DEDUCTIONS     OF YEAR
                                                ----------    ----------    ----------    ----------
Year Ended December 31, 1996
  Allowance for doubtful accounts and
     returns..................................   $ 22,957     $  204,155     $     --      $227,112
Year Ended December 31, 1997
  Allowance for doubtful accounts and
     returns..................................    227,112        432,451      441,285       218,278
Year Ended December 31, 1998
  Allowance for doubtful accounts and
     returns..................................    218,278      1,199,425      692,142       725,561

                         DOCUMENT SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1998

                               INDEX TO EXHIBITS

  EXHIBIT                                                                   SEQUENTIAL
  NUMBER                          EXHIBIT DESCRIPTION                       PAGE NUMBER
  -------                         -------------------                       -----------
 3.1(1)       Restated Certificate of Incorporation of the Registrant
              filed May 1, 1992...........................................
 3.2(1)       Form of Amended and Restated Certificate of Incorporation of
              the Registrant..............................................
 3.3(1)       Amended and Restated Bylaws of the Registrant...............
 3.4(1)       Form of Certificate of Amendment of Certificate of
              Incorporation of the Registrant.............................
 4.1(1)       Specimen Stock Certificate..................................
10.1(1, 3)    Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors...............................
10.2(1, 3)    1993 Stock Option Plan and Form of Agreement................
10.3(5)       1995 Stock Incentive Plan and Form of Agreement, as amended and restated................................................
10.4(1, 3)    Stockholder Rights Agreement Dated September 1996 Between
              the Registrant and Xerox Corporation........................
10.5(1)       Tax Sharing Agreement Dated August 1996 Between the
              Registrant and Xerox Corporation............................
10.6(1)       Transfer and License Agreement Dated July 1, 1992, as
              Amended in September 1994, Between the Registrant and Xerox
              Corporation.................................................
10.7(1)       Strategic Marketing Alliance Agreement Dated September 1,
              1993, Between the Registrant and Xerox Corporation..........
10.8(1)       Value Added Remarketer Agreement Between Xerox Canada
              Limited and the Registrant..................................
10.9(1)       Value Added Reseller Agreement Between N.V. Rank Xerox S.A.
              and the Registrant..........................................
10.10(1)      Form of Professional Services Agreement.....................
10.11(1)      Form of Domestic Value Added Remarketer Agreement...........
10.12(1)      Form of International Value Added Reseller Agreement........
10.13(1)      Form of Software License and Software Support Agreement.....
10.14(2)      Lease for Registrant's Principal Facilities, as Amended and
              Assignment of Lease.........................................
10.15(1, 3)   Letter Agreement Between Tony Domit and the Registrant......
10.16(1, 3)   Letter Agreement Between Thomas Anthony and the
              Registrant..................................................
10.17(1, 3)   Letter Agreement Between Judith A. O'Reilly and the
              Registrant..................................................
10.18(1, 3)   Letter Agreement Between Daniel Fregeau and the
              Registrant..................................................
10.19(1, 3)   Letter Agreement Between Alfred G. Altomare and the
              Registrant..................................................
10.20(1)      Value Added Reseller Agreement Between Geneva Digital Ltd.
              and the Registrant..........................................
10.21(1)      Value Added Remarketer Agreement Between Business and
              Business and the Registrant.................................
10.22(5)      1997 Employee Stock Purchase Plan, as amended and
              restated....................................................
10.23(4)      Tony N. Domit Agreement.....................................
10.24(4)      Xerox Cooperative Marketing Agreement.......................
10.25(4)      Xerox Canada Cooperative Marketing and Customer Support
              Agreement...................................................

  EXHIBIT                                                                   SEQUENTIAL
  NUMBER                          EXHIBIT DESCRIPTION                       PAGE NUMBER
  -------                         -------------------                       -----------
10.26(5)      International Business Machines Marketing Agreement.........
10.27(5)      Lease for Company's new Principal Facilities, as Amended,
              and Assignment of Lease.....................................
10.28(5)      Thomas J. Anthony Agreement.................................
10.29(5)      Robert J. Pryor Agreement...................................
10.30(5)      John H. Wilson Consulting Agreement.........................
21.1(1)       List of Subsidiaries........................................
23.1          Consent of Ernst & Young LLP, Independent Auditors..........
24.1          Power of Attorney (See page 24).............................
27            Financial Data Schedule.....................................

---------------
(1) Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2) Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Indicates management compensatory plan, contract or arrangement.

(4) Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5) Filed herewith.