Form 10-Q
period 1999-03-31
DOCUMENT SCIENCES CORP
filed 1999-05-14
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to ______________

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

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

The number of shares of the issuer's Common Stock outstanding as of April 30, 1999 was 10,910,188.

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

Consolidated balance sheets---March 31, 1999 and December 31, 1998................................................3

Consolidated statements of income---three months ended March 31, 1999 and 1998....................................4

Consolidated statements of cash flows---three months ended March 31, 1999 and 1998................................5

Notes to consolidated financial statements........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................7

                                        PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders......................................................17

Signature........................................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,            DECEMBER 31,
                                                                           1999                   1998
                                                                       ------------           ------------
                                                                        (UNAUDITED)              (NOTE)
ASSETS
Current assets:
    Cash and cash equivalents                                          $  1,741,443           $  6,694,420
    Short-term investments                                               16,585,950             13,220,581
    Accounts receivable, net                                              3,940,269              4,251,460
    Due from affiliates                                                   1,471,150              1,592,349
    Unbilled revenue                                                        912,258                391,601
    Income tax receivable                                                   331,337                331,337
    Other current assets                                                    605,024                519,479
                                                                       ------------           ------------
       Total current assets                                              25,587,431             27,001,227
Property and equipment, net                                               1,609,726              1,668,855
Capitalized computer software development costs, net                      1,251,088              1,383,590
Goodwill, net                                                               917,456                934,987
                                                                       ------------           ------------
       Total assets                                                    $ 29,365,701           $ 30,988,659
                                                                       ============           ============

LIABILITIES
Current liabilities:
    Accounts payable                                                   $    305,444           $  1,065,986
    Accrued compensation                                                  1,026,887              1,874,044
    Other accrued liabilities                                             1,199,057              1,773,716
    Deferred revenue                                                      7,769,994              7,362,838
    Current portion of obligations under capital leases                      26,178                 41,568
                                                                       ------------           ------------
       Total current liabilities                                         10,327,560             12,118,152

Obligations under capital leases                                             10,512                 12,618
Deferred revenue                                                            380,884                448,099

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      Authorized---30,000,000 shares
      Issued and outstanding shares --10,908,778 at March 31,
      1999 and 10,857,958 at December 31, 1998                               10,909                 10,858
    Deferred compensation                                                   (53,193)               (67,326)
    Treasury stock                                                         (686,989)              (686,989)
    Additional paid-in-capital                                           25,422,891             25,409,399
    Accumulated comprehensive income                                        187,545                204,071
    Retained earnings (deficit)                                          (6,234,418)            (6,460,223)
                                                                       ------------           ------------
       Total stockholders' equity                                        18,646,745             18,409,790
                                                                       ------------           ------------
       Total liabilities and stockholders' equity                      $ 29,365,701           $ 30,988,659
                                                                       ============           ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ----------------------------------
                                                                  1999                  1998
                                                             ------------          ------------
Revenues:
   Initial license fees                                      $  1,738,941          $    973,762
   Annual renewal license and support fees                      1,852,357             1,471,069
   Services and other                                           1,918,445             1,681,016
                                                             ------------          ------------
      Total revenues                                            5,509,743             4,125,847
Cost of revenues:
   Initial license fees                                           286,302               207,738
   Annual renewal license and support fees                        241,898               184,696
   Services and other                                             783,480             1,002,226
                                                             ------------          ------------
      Total cost of revenues                                    1,311,680             1,394,660
                                                             ------------          ------------
Gross margin                                                    4,198,063             2,731,187
Operating expenses:
   Research and development                                     1,374,584               925,671
   Selling and marketing                                        1,843,270             2,435,177
   General and administrative                                     969,108             1,520,532
                                                             ------------          ------------
      Total operating expenses                                  4,186,962             4,881,380
                                                             ------------          ------------
Income (loss) from operations                                      11,101            (2,150,193)
   Interest income, net                                           214,704               246,949
                                                             ------------          ------------
Income (loss) before income taxes                                 225,805            (1,903,244)
   Benefit from income taxes                                         --                (435,000)
                                                             ------------          ------------
Net income (loss)                                            $    225,805          $ (1,468,244)
                                                             ============          ============


Net income (loss) per share--basic                           $       0.02          $      (0.14)
                                                             ============          ============
Weighted average shares used in basic calculation              10,656,861            10,753,840
                                                             ============          ============
Net income (loss) per share--diluted                         $       0.02          $      (0.14)
                                                             ============          ============
Weighted average shares used in diluted calculation            10,801,804            10,753,840
                                                             ============          ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ---------------------------------
                                                                 1999                  1998
                                                             -----------           -----------
OPERATING ACTIVITIES
Net income (loss)                                            $   225,805           $(1,468,244)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
    Depreciation and amortization                                 98,845               133,613
    Amortization of goodwill                                      17,531                17,531
    Amortization of computer software costs                      132,502                37,923
    Amortization of deferred compensation                         14,133                27,501
    Current income tax payable to affiliate                         --                (387,443)
    Provision for doubtful accounts                               22,899                92,686
    Changes in operating assets and liabilities:
       Accounts receivable                                       270,404              (403,215)
       Due from affiliates                                       159,902               465,429
       Unbilled revenue                                         (520,657)              (86,166)
       Other current assets                                      (86,047)             (741,023)
       Accounts payable                                         (759,571)              264,587
       Accrued compensation                                     (843,059)             (162,141)
       Other accrued liabilities                                (568,087)               (5,391)
       Deferred revenue                                          346,935               187,766
                                                             -----------           -----------
Net cash used in operating activities                         (1,488,465)           (2,026,587)
INVESTING ACTIVITIES
Purchases of short-term investments                           (8,942,185)           (6,663,311)
Sales of short-term investments                                4,826,816             6,896,603
Maturities of short-term investments                             750,000             1,100,000
Purchases of property and equipment, net                         (31,774)             (181,290)
Unrealized gains (losses) on securities                          (87,412)                  985
Additions to computer software development costs                    --                (289,694)
                                                             -----------           -----------
Net cash provided by (used in) investing activities           (3,484,555)              863,293
FINANCING ACTIVITIES
Principal payments under capital lease obligations               (17,496)              (15,610)
Issuance of common stock                                          13,543                 2,851
                                                             -----------           -----------
Net cash used in financing activities                             (3,953)              (12,759)
                                                             -----------           -----------
Decrease in cash and cash equivalents                         (4,976,973)           (1,176,053)
Foreign currency translation adjustment                           23,996                 7,076
Cash and cash equivalents at beginning of period               6,694,420             3,526,301
                                                             -----------           -----------
Cash and cash equivalents at end of period                   $ 1,741,443           $ 2,357,324
                                                             ===========           ===========
Supplemental disclosure of cash flow information:
Interest paid                                                $     1,203           $     3,307
                                                             ===========           ===========


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999


Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in our 1998 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company recognizes revenue in accordance with AICPA Statement of Position
(SOP) 97-2, Software Revenue Recognition. Initial license revenue is recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The portion of the initial license revenue representing the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized either on a percentage of completion or completed contract basis in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

Note B-Transactions with Affiliates

We maintain a strategic marketing alliance with Xerox Corporation (Xerox) under which both parties agree to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying consolidated statements of income are commissions earned from Xerox totaling $96,900 and $84,800 for the three months ended March 31, 1999 and 1998, respectively. We paid no referral commissions to Xerox for the three months ended March 31, 1999 and 1998.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $328,100 and $453,300 for the three months ended March 31, 1999 and 1998, respectively. Included in accounts receivable are $252,600 and $397,800 from these revenues at March 31, 1999 and 1998, respectively.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $658,100 and $465,000 for the three months ended March 31, 1999 and 1998, respectively. Related accounts receivable are $666,000 and $1,367,500 at March 31, 1999 and 1998, respectively.

Note C-Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share, which includes the dilutive effects of options, warrants and convertible securities, is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

                                                                  Three Months Ended
                                                             ----------------------------
                                                              March 31,         March 31,
                                                                1999              1998
                                                             ----------        ----------
Weighted average common shares outstanding used in
basic earnings per share calculation                         10,656,861        10,753,840

Effect of dilutive stock options                                144,943               -0-
                                                             ----------        ----------

Shares used in diluted earnings per share                    10,801,804        10,753,840
                                                             ==========        ==========

Note D-Restructuring Charges

In December 1998, our board of directors approved a plan of restructuring and we recorded a charge of approximately $2.0 million. The restructuring included the shutdown of certain facilities and the termination of 46 employees involved in development, sales, marketing, professional services and administrative activities. The charge consisted primarily of $1.2 million in termination benefits, a $470,000 write off of impaired assets and $333,000 in facilities shutdown and other costs. At March 31, 1999, our restructuring reserve totaled $772,800 and consisted of $608,600 in termination benefits and $164,200 in facilities shutdown costs, none of which has been paid at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains certain trend analysis and other forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under "Risk Factors" and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1998 Annual Report on Form 10-K.

OVERVIEW

Document Sciences Corporation develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox, and following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in our consolidated statements of income for the periods indicated:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------
Revenues:
  Initial license fees                                       31%            23%
  Annual renewal license and support fees                    34             36
  Services and other                                         35             41
                                                     ----------     ----------
    Total revenues                                          100%           100%

Cost of revenues:
  Initial license fees                                        5%             5%
  Annual renewal license and support fees                     5              5
  Services and other                                         14             24
                                                     ----------     ----------
    Total cost of revenues                                   24%            34%
                                                     ----------     ----------
Gross profit                                                 76%            66%

Operating expenses:
  Research and development                                   25%            22%
  Selling and marketing                                      33             59
  General and administrative                                 18             37
                                                     ----------     ----------
     Total operating expenses                                76%           118%
                                                     ----------     ----------
Income (loss) from operations                                 0%           (52)%
  Interest income, net                                        4              6
                                                     ----------     ----------
Income (loss) before income taxes                             4%           (46)%
  Provision for (benefit from) income taxes                   0            (10)
                                                     ----------     ----------
Net income (loss)                                             4%           (36)%
                                                     ==========     ==========


Revenues

Total revenues increased 33.5% to $5.5 million for the three months ended March 31, 1999 from $4.1 million for the three months ended March 31, 1998. This growth was due to increases in all revenues, primarily from initial license fees.

Sales Channels. We sell our products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through a direct sales force. Revenues from export sales and sales through our foreign subsidiary increased 8.0% to $1.4 million for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998. This increase is primarily the result of increased activity. Revenues from export sales were 25% and 31% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products increased 7.4% to $986,200 for the three months ended March 31, 1999 from $918,300 for the three months ended March 31, 1998. This increase is due principally to increased revenues through European Xerox affiliates and Xerox Brazil.

Initial license fees. Initial license fee revenues increased 78.6% to $1.7 million for the three months ended March 31, 1999 from $973,800 for the three months ended March 31, 1998. This increase is due to increased sales activity in both the United States and Europe.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 25.9% to $1.9 million for the three months ended March 31, 1999 from $1.5 million for the three months ended March 31, 1998. The increase is due to the increasing installed base of customers.

Services and other. Revenues from services and other increased 14.1% to $1.9 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. This growth in revenues is attributable to increasing demand for consulting services which reflects our increased sales of solutions.

Cost of Revenues

Total cost of revenues was 23.8% and 33.8% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in cost of revenues as a percentage of total revenues resulted primarily from increased utilization of consulting personnel.

Operating Expenses

Research and development. Research and development expenses increased 48.5% to $1.4 million for the three months ended March 31, 1999 from $925,700 for the three months ended March 31, 1998. We did not capitalize any software costs for the three months ended March 31, 1999, while we capitalized $289,700 for the three months ended March 31, 1998. Notwithstanding capitalized software costs in 1998, research and development expenditures increased $159,200 or by 13.1%. This increase is due primarily to the increased use of outside consultants.

Selling and marketing. Selling and marketing expenses decreased 24.3% to $1.8 million for the three months ended March 31, 1999 from $2.4 million for the three months ended March 31, 1998. This decrease is due principally to the savings realized from our restructuring and the realignment of our commission structure with our selling model.

General and administrative. General and administrative expenses decreased 36.3% to $969,100 for the three months ended March 31, 1999 from $1.5 million for the three months ended March 31, 1998. This decrease is due principally to the savings realized from our restructuring and the absence of severance costs paid to the former CEO in 1998.

Provision for income taxes. For the three months ended March 31, 1999, we have recognized no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $18.3 million at March 31, 1999, representing 62.4% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

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

WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated in October 1991 as a wholly owned subsidiary of Xerox, and Xerox currently owns approximately 62% of our outstanding shares of common stock. Our limited operating history means that predicting future operating results is difficult, and our operating history during prior periods cannot necessarily be regarded as indicative of our prospects as an independent company. Accordingly, although we have experienced recent revenue growth, we cannot assure you that we will sustain such growth in revenues or that we will sustain this quarter's profitability on a quarterly or annual basis.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY, AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast; and our future results will depend upon many factors, including the following:

      o     the demand for our products;
      o     the level of product competition and price competition that we face;
      o     the length of our sales cycle;
      o     the size and timing of individual license transactions;
      o     the delay or deferral of customer implementations;
      o     the budget cycles of our customers;
      o the level of commissions that we receive from the sale of Xerox printers under the strategic marketing alliance that we have with Xerox;
      o our success in expanding our direct sales force and indirect distribution channels;
      o the timing of our new product introductions and product enhancements, as well as those of our competitors;
      o     our mix of products and services;
      o     our level of international sales;
      o     the activities of our competitors;

      o     our timing of new hires;
      o     changes in foreign currency exchange rates;
      o     our ability to develop and market new products and to control costs;
            and
      o     general domestic and international economic conditions.

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

WE ARE SUBSTANTIALLY CONTROLLED BY XEROX.

Xerox owns approximately 62% of the outstanding shares of our common stock. Consequently, Xerox controls Document Sciences, is able to elect our entire board of directors and could have significant input into our operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of our assets. Xerox's voting power could delay or prevent a change in control of Document Sciences and may prevent or discourage tender offers for our common stock at a premium price by another person or entity. Xerox affiliates currently hold two of the six seats on our board of directors.

OUR BUSINESS IS DEPENDENT ON MAINTAINING OUR RELATIONSHIPS WITH XEROX.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a Cooperative Marketing Agreement, a Transfer and License Agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues.

      o For the three months ended March 31, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.1 million, representing 20.5% of our total revenues and

      o For the three months ended March 31, 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.1 million, representing 25.9% of our total revenues.

Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were:

      o     1999: $96,900;

      o     1998: $84,800.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SALES OF A SMALL NUMBER OF
       PRODUCTS IN HIGHLY CONCENTRATED INDUSTRIES.

We derived 62% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the three months ended March 31, 1999. Our initial license fees from DLS and DVS comprised 26% and 12%, respectively, for the three months ended March 31, 1998. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

Licenses to end users in the insurance industry accounted for 58% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

      o 25% of our total revenues for the three months ended March 31, 1999 and

      o     31% of our total revenues for the three months ended March 31, 1998.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our value added resellers are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $1.1 million and $840,100 for the three months ended 1999 and 1998, respectively. Net income from this subsidiary was $626,400 and $190,500 for the three months ended 1999 and 1998, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $328,100 and $453,300 for the three months ended 1999 and 1998, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

Additional risks inherent in our international business activities include:

      o     currency fluctuations;

      o     unexpected changes in regulatory requirements;

      o     tariffs and other trade barriers;

      o     our limited experience in localizing products for foreign countries;

      o     lack of acceptance of our localized products in foreign countries;

      o     longer accounts receivable payment cycles;

      o     difficulties in managing our international operations;

      o potentially adverse tax consequences including restrictions on the repatriation of earnings; and

      o     the burdens of complying with a wide variety of foreign laws.

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

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future.

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

OUR PRODUCTS MAY SUFFER FROM DEFECTS OR ERRORS.

Software products as complex as those we offer, particularly our new Visual CompuSet and Data Prep Tool products, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

      o     loss of revenue or delay in market acceptance;
      o     diversion of our development resources;
      o     damage to our reputation; or
      o     increased service and warranty costs.

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

WE MAY FACE RISKS FROM THE EURO

A new currency called the "euro" was introduced in January 1999 in certain Economic and Monetary Union, or EMU, countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We are still assessing the impact the EMU formation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of such assessment. We have not yet determined any potential costs.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal year 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Document Sciences Corporation
                                      (Registrant)

Date:  May 14, 1999                   /S/ John H. Wilson
-------------------                   -----------------------------------------
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