Form 10-Q
period 1999-06-30
DOCUMENT SCIENCES CORP
filed 1999-08-13
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999

   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to ______________

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

                    Delaware                                  33-0485994
        (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or of organization)                 Identification No.)

              6339 Paseo del Lago
                  Carlsbad, CA                                  92009
    (Address of principal executive offices)                  (Zip Code)

                                 (760) 602-1400
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No

The number of shares of the issuer's Common Stock outstanding as of July 31, 1999 was 10,916,969.

                          DOCUMENT SCIENCES CORPORATION


                                                                                                  PAGE
                                                                                                   NO.
                                                                                                  ----
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Consolidated balance sheets---June 30, 1999 and December 31, 1998 ...............................   3

Consolidated statements of operations---three and six months ended June 30, 1999 and 1998 .......   4


Consolidated statements of cash flows---six months ended June 30, 1999 and 1998 .................   5

Notes to consolidated financial statements ......................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...   7


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .....................................  17

Signature .......................................................................................  18

PART I.  FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,     DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                               (UNAUDITED)      (NOTE)
ASSETS
Current assets:
    Cash and cash equivalents                                 $  1,673,882    $  6,694,420
    Short-term investments                                      14,274,016      13,220,581
    Accounts receivable, net                                     3,039,195       4,251,460
    Due from affiliates                                          2,071,852       1,592,349
    Unbilled revenue                                               959,930         391,601
    Income tax receivable                                          331,337         331,337
    Other current assets                                           595,619         519,479
                                                              ------------    ------------
       Total current assets                                     22,945,831      27,001,227
Property and equipment, net                                      1,924,766       1,668,855
Capitalized computer software development costs, net             1,101,108       1,383,590
Goodwill, net                                                      899,925         934,987
                                                              ------------    ------------
       Total assets                                           $ 26,871,630    $ 30,988,659
                                                              ============    ============

LIABILITIES
Current liabilities:
    Accounts payable                                          $    299,605    $  1,065,986
    Accrued compensation                                           547,797       1,874,044
    Other accrued liabilities                                      819,365       1,773,716
    Deferred revenue                                             6,050,882       7,362,838
    Current portion of obligations under capital leases             14,887          41,568
                                                              ------------    ------------
       Total current liabilities                                 7,732,536      12,118,152

Obligations under capital leases                                     8,937          12,618
Deferred revenue                                                   358,479         448,099

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      Authorized--30,000,000 shares;
      Issued and outstanding shares--10,915,469 at June 30,
      1999 and 10,857,958 at December 31, 1998                      10,915          10,858
    Deferred compensation                                          (39,060)        (67,326)
    Treasury stock                                                (670,517)       (686,989)
    Additional paid-in-capital                                  25,424,439      25,409,399
    Accumulated comprehensive income                                21,242         204,071
    Retained earnings (deficit)                                 (5,975,341)     (6,460,223)
                                                              ------------    ------------
       Total stockholders' equity                               18,771,678      18,409,790
                                                              ------------    ------------
       Total liabilities and stockholders' equity             $ 26,871,630    $ 30,988,659
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

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                            ---------------------------    ---------------------------
                                                1999           1998            1999           1998
                                            ------------   ------------    ------------   ------------
Revenues:
  Initial license fees                      $  2,167,913   $  2,010,616    $  3,906,854   $  2,984,378
  Annual renewal license and support fees      1,881,061      1,401,472       3,733,418      2,872,541
  Services and other                           1,947,805      1,453,152       3,866,250      3,134,168
                                            ------------   ------------    ------------   ------------
    Total revenues                             5,996,779      4,865,240      11,506,522      8,991,087
Cost of revenues:
  Initial license fees                           270,245        271,868         556,547        479,606
  Annual renewal license and support fees        227,082        209,405         468,980        394,101
  Services and other                           1,191,654        989,557       1,975,134      1,991,783
                                            ------------   ------------    ------------   ------------
    Total cost of revenues                     1,688,981      1,470,830       3,000,661      2,865,490
                                            ------------   ------------    ------------   ------------
Gross margin                                   4,307,798      3,394,410       8,505,861      6,125,597
Operating expenses:
  Research and development                     1,418,818      1,004,192       2,793,402      1,929,863
  Selling and marketing                        1,688,074      2,697,228       3,531,344      5,379,922
  General and administrative                   1,099,701        868,377       2,068,809      2,141,392
                                            ------------   ------------    ------------   ------------
    Total operating expenses                   4,206,593      4,569,797       8,393,555      9,451,177
                                            ------------   ------------    ------------   ------------
Income (loss) from operations                    101,205     (1,175,387)        112,306     (3,325,580)
  Interest income, net                           157,872        220,475         372,576        467,424
                                            ------------   ------------    ------------   ------------
Income (loss) before income taxes                259,077       (954,912)        484,882     (2,858,156)
  Benefit from income taxes                           --       (200,000)             --       (635,000)
                                            ------------   ------------    ------------   ------------
Net income (loss)                           $    259,077   $   (754,912)   $    484,882    $(2,223,156)
                                            ============   ============    ============   ============

Net income (loss) per share--basic          $       0.02   $      (0.07)   $       0.05   $      (0.21)
                                            ============   ============    ============   ============
Weighted average shares used in basic
calculation                                   10,693,692     10,755,727      10,675,277     10,754,784
                                            ============   ============    ============   ============
Net income (loss) per share--diluted        $       0.02   $      (0.07)   $       0.04   $      (0.21)
                                            ============   ============    ============   ============
Weighted average shares used in diluted
calculation                                   10,787,734     10,755,727      10,794,595     10,754,784
                                            ============   ============    ============   ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                      ----------------------------
                                                          1999            1998
                                                      ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                     $    484,882    $ (2,223,156)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
    Depreciation and amortization                          236,429         202,597
    Amortization of goodwill                                35,062          35,062
    Amortization of computer software costs                282,482          56,728
    Amortization of deferred compensation                   28,266          55,002
    Current income tax payable to affiliate                     --        (387,443)
    Provision for doubtful accounts                         79,566         213,136
    Changes in operating assets and liabilities:
       Accounts receivable                               1,103,839         367,866
       Due from affiliates                                (451,923)       (981,296)
       Unbilled revenue                                   (568,329)        (20,093)
       Other current assets                                (78,315)       (985,692)
       Accounts payable                                   (765,321)       (166,181)
       Accrued compensation                             (1,319,150)         67,133
       Other accrued liabilities                          (948,821)        (25,611)
       Deferred revenue                                 (1,391,734)      1,792,876
                                                      ------------    ------------
Net cash used in operating activities                   (3,273,067)     (1,999,072)
INVESTING ACTIVITIES
Purchases of short-term investments                    (12,303,131)    (10,832,652)
Sales of short-term investments                          9,999,696       9,928,434
Maturities of short-term investments                     1,250,000       2,600,000
Purchases of property and equipment, net                  (501,524)       (262,129)
Unrealized gains (losses) on securities                   (156,246)          3,009
Additions to computer software development costs                --        (545,717)
                                                      ------------    ------------
Net cash provided by (used in) investing activities     (1,711,205)        890,945
FINANCING ACTIVITIES
Principal payments under capital lease obligations         (30,362)        (33,188)
Purchase of treasury stock                                  16,472         (96,971)
Issuance of common stock                                    15,097           5,431
                                                      ------------    ------------
Net cash provided by (used in) financing activities          1,207        (124,728)
                                                      ------------    ------------
Decrease in cash and cash equivalents                   (4,983,065)     (1,232,855)
Effect of foreign currency translation on cash             (37,473)           (167)
Cash and cash equivalents at beginning of period         6,694,420       3,526,301
                                                      ------------    ------------
Cash and cash equivalents at end of period            $  1,673,882    $  2,293,279
                                                      ============    ============
Supplemental disclosure of cash flow information:
Interest paid                                         $      1,909    $      6,656
                                                      ============    ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in our 1998 Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note B-Transactions with Affiliates

We maintain a strategic marketing alliance with Xerox Corporation (Xerox) under which both parties agree to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying consolidated statements of income are commissions earned from Xerox totaling $99,800 and $70,000 for the three months ended June 30, 1999 and 1998, respectively, and $196,700 and $154,800 for the six months ended June 30, 1999 and 1998, respectively. We paid no referral commissions to Xerox for the three and six months ended June 30, 1999 and 1998.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $632,200 and $514,100 for the three months ended June 30, 1999 and 1998, respectively, and $960,300 and $967,400 for the six months ended June 30, 1999 and 1998, respectively. Included in accounts receivable are $820,700 and $474,400 from these revenues at June 30, 1999 and 1998, respectively.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $400,800 and $631,200 for the three months ended June 30, 1999 and 1998, respectively, and $1.1 million for the six months ended June 30, 1999 and 1998. Related accounts receivable are $793,700 and $391,800 at June 30, 1999 and 1998, respectively.

Note C-Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:


                                               Three Months Ended        Six Months Ended
                                            -----------------------   -----------------------
                                             June 30,      June 30,     June 30,      June 30,
                                               1999         1998         1999         1998
                                            ----------   ----------   ----------   ----------
Weighted average common shares
outstanding used in basic earnings per
share calculation                           10,693,692   10,755,727   10,675,277   10,754,784

Effect of dilutive stock options                94,042          -0-      119,318          -0-
                                            ----------   ----------   ----------   ----------

Shares used in diluted earnings per share   10,787,734   10,755,727   10,794,595   10,754,784
                                            ==========   ==========   ==========   ==========


Note D-Restructuring Charges

In December 1998, our board of directors approved a plan of restructuring and we recorded a charge of approximately $2.0 million. The restructuring included the shutdown of certain facilities and the termination of 46 employees involved in development, sales, marketing, professional services and administrative activities. The charge consisted of approximately $1.2 million in termination benefits, a $470,000 write off of impaired assets and $333,000 in facilities shutdown and other costs. At June 30, 1999, our restructuring reserve totaled $110,300 and consisted of $74,200 in termination benefits and $36,100 in facilities shutdown costs, none of which had been paid as of June 30, 1999.

Note E-Sales Commitments

In 1999, we began selling non-cancelable three-year software licenses, under which the customer is obligated to make payments quarterly or annually over the license period. We recognize revenue on these arrangements when invoiced. As of June 30, 1999, unbilled and unrecognized license fees were $634,900. We also sell non-cancelable three-year maintenance agreements, which are recognized ratably over the service period. As of June 30, 1999, unbilled and unrecognized maintenance fees were $843,400.

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

OVERVIEW

Document Sciences Corporation develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox, and following our initial public offering of stock in September 1996, Xerox' ownership was reduced to approximately 62%.

Effective June 21, 1999, Charles R. Harris voluntarily resigned his positions as President and Chief Executive Officer. Barton L. Faber, a director of Document Sciences, is serving as interim President and Chief Executive Officer while the Board of Directors conducts a search for Mr. Harris' replacement.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in our consolidated statements of operations for the periods indicated:


                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                   ------------------        ------------------
                                                     1999       1998           1999      1998
                                                   --------   -------        -------   --------
    Revenues:
      Initial license fees                              36%       41%            34%        33%
      Annual renewal license and support fees           31        29             32         32
      Services and other                                33        30             34         35
                                                   --------   -------        -------   --------
        Total revenues                                 100%      100%           100%       100%

    Cost of revenues:
      Initial license fees                               4%        6%             5%         5%
      Annual renewal license and support fees            4         4              4          5
      Services and other                                20        20             17         22
                                                   --------   -------        -------   --------
        Total cost of revenues                          28%       30%            26%        32%
                                                   --------   -------        -------   --------
    Gross profit                                        72%       70%            74%        68%

    Operating expenses:
      Research and development                          24%       21%            24%        21%
      Selling and marketing                             28        55             31         60
      General and administrative                        18        18             18         24
                                                   --------   -------        -------   --------
         Total operating expenses                       70%       94%            73%       105%
                                                   --------   -------        -------   --------
    Income (loss) from operations                        2%      (24)%            1%       (37)%
      Interest income, net                               2         4              3          5
                                                   --------   -------         -------   --------
    Income (loss) before income taxes                    4%      (20)%            4%       (32)%
      Provision for (benefit from) income taxes          0        (4)             0         (7)
                                                   --------   -------        -------   --------
    Net income (loss)                                    4%      (16)%            4%       (25)%
                                                   ========   =======        =======   ========


Revenues

Total revenues increased 22% to $6.0 million for the three months ended June 30, 1999 from $4.9 million for the three months ended June 30, 1998, and increased 28% to $11.5 million for the six months ended June 30, 1999 from $9.0 million for the six months ended June 30, 1998. Growth was in all revenue categories, but primarily from annual license renewals and support fees and services and other.

Sales Channels. We sell our products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers ("VARS") and, to a lesser extent, through a direct sales force. Revenues from export sales and sales through our foreign subsidiary decreased 22% to $1.4 million for the three months ended June 30, 1999 from $1.8 million for the three months ended June 30, 1998, and decreased 10% to $2.8 million for the six months ended June 30, 1999 from $3.1 million for the six months ended June 30, 1998. These decreases are primarily the result of decreased activity associated with an internal realignment of our foreign subsidiary. Revenues from export sales were 24% and 37% of total revenues for the three months ended June 30, 1999 and 1998, respectively, and 25% and 34% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products decreased 9% to $1.0 million for the three months ended June 30, 1999 from $1.1 million for the three months ended June 30, 1998, and decreased 5% to $2.0 million for the six months ended June 30, 1999 from $2.1 million for the six months ended June 30, 1998. These decreases are due principally to decreased activity through European and Canadian VAR affiliates.

Initial license fees. Initial license fee revenues increased 10% to $2.2 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998, and increased 30% to $3.9 million for the six months ended June 30, 1999 from $3.0 million for the six months ended June 30, 1998. The increase in the six month period is due to increased sales activity in the United States, Brazil and Australia.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 36% to $1.9 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998, and increased 28% to $3.7 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998. These increases are due primarily to the increasing installed base of customers and their increasing rate of renewal.

Services and other. Revenues from services and other increased 27% to $1.9 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998, and increased 26% to $3.9 million for the six months ended June 30, 1999 from $3.1 million for the six months ended June 30, 1998. This growth in revenues is attributable to an increasing demand for consulting services associated with our increased sales of solutions.

Cost of Revenues

Total cost of revenues was 28% and 30% of total revenues for the three months ended June 30, 1999 and 1998, respectively, and 26% and 32% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The decrease in total cost of revenues as a percentage of total revenues resulted primarily from increased utilization of consulting personnel.

Operating Expenses

Research and development. Research and development expenses increased 40% to $1.4 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998, and increased 47% to $2.8 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. We did not capitalize any software costs for the three and six months ended June 30, 1999, while we capitalized $256,000 and $545,700 for the three and six months ended June 30, 1998, respectively. Notwithstanding capitalized software costs in 1998, research and development expenditures increased $158,600 or by 16% for the three months ended June 30, 1999 and increased $317,800 or by 17% for the six months ended June 30, 1999. These increases are due primarily to the increased use of outside consultants.

Selling and marketing. Selling and marketing expenses decreased 37% to $1.7 million for the three months ended June 30, 1999 from $2.7 million for the three months ended June 30, 1998, and decreased 35% to $3.5 million for the six months ended June 30, 1999 from $5.4 million for the six months ended June 30, 1998. These decreases are, primarily, the result of savings realized from our restructuring and, secondly, the aligning of our commission structure with our revenue stream.

General and administrative. General and administrative expenses increased 27% to $1.1 million for the three months ended June 30, 1999 from $868,400 for the three months ended June 30, 1998, and remained unchanged at $2.1 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase for the three months ended June 30, 1999 is due primarily to the increase in audit and legal services and the increased use of outside consultants.

Provision for income taxes. For the three and six months ended March 31, 1999, we have recorded no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $15.9 million at June 30, 1999, representing 59% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

                                  RISK FACTORS

The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our common stock or other securities is cautioned to carefully consider these factors.

If any of the following risks actually occurs, our business or financial condition could suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

As a result of these factors, results from operations for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon them as an indication of our future performance. Furthermore, our operating results in some future quarter may fall below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely fall.

WE ARE SUBSTANTIALLY CONTROLLED BY XEROX.

Xerox owns approximately 62% of the outstanding shares of our common stock. Consequently, Xerox controls Document Sciences, is able to elect our entire board of directors and could have significant input into our operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of our assets. Xerox's voting power could delay or prevent a change in control of Document Sciences and may prevent or discourage tender offers for our common stock at a premium price by another person or entity. Xerox affiliates currently hold two of the five seats on our board of directors.

OUR BUSINESS IS DEPENDENT ON MAINTAINING OUR RELATIONSHIPS WITH XEROX.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a Cooperative Marketing Agreement, a Transfer and License Agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues.

o For the three months ended June 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.2 million, representing 20% of our total revenues;

o For the three months ended June 30, 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.4 million, representing 29% of our total revenues;

o For the six months ended June 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.3 million, representing 20% of our total revenues;

o For the six months ended June 30, 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.5 million, representing 27% of our total revenues.

Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were for the six months ended June 30:

        o       1999: $196,700;

        o       1998: $154,800.

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

Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now or in the future may be our competitors. There can be no assurance that Xerox or one of its affiliated companies will not engage in business that directly competes with us. In addition, Xerox has ongoing internal development activities that could in the future lead to products that compete with us. Xerox could in the future expand these relationships or enter into additional ones, and as a result our business could suffer.

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

OUR PROFITABILITY AND FUTURE GROWTH MAY BE DEPENDENT ON MAINTAINING OUR PROFESSIONAL SERVICES EXPERTISE.

We are continuing our focus on the consulting services component of our professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation applications. This is dependent on retaining and hiring professionals to perform these consulting services. Should we be unable to maintain the necessary services workforce, our business would be harmed.

OUR GROWTH DEPENDS ON OUR INTRODUCTION OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS.

Our future business, operating results and financial condition will depend upon our ability to develop new products that address the future needs of our target markets and to respond to emerging industry standards and practices. Our Document Sciences Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We believe that our core technology can be extended to the Internet, intranets and commercial on-line services. We cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, then our business, operating results and financial condition will be materially adversely affected. In addition, we cannot assure you that our new products or new versions of our existing products will achieve market acceptance. We recently released two new products, CompuSet 5.0 and DLS 7.0, and are unsure at this time if either product will achieve market acceptance. In order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners, such as JetForm Corporation and New Dimension Software.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SALES OF A SMALL NUMBER OF PRODUCTS IN HIGHLY CONCENTRATED INDUSTRIES.

We derived 68% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the six months ended June 30, 1999. Our DLS and DVS products comprised 25% and 7%, respectively, of total initial license fees for the six months ended June 30, 1999. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could harm our business and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

Licenses to end users in the insurance industry accounted for 54% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

        o 24% and 25% of our total revenues for the three and six months ended June 30, 1999, respectively, and

        o 37% and 34% of our total revenues for the three and six months ended June 30, 1998, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our value added resellers are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $800,800 and $1.3 million for the three months ended June 30, 1999 and 1998, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 1999 and 1998, respectively. Net income from this subsidiary was $323,300 and $490,200 for the three months ended June 30, 1999 and 1998, respectively, and $949,700 and $680,800 for the six months ended June 30, 1999 and 1998, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $632,200 and $514,100 for the three months ended June 30, 1999 and 1998, respectively, and $960,300 and $967,500 for the six months ended June 30, 1999 and 1998, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel or develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

OUR BUSINESS IS DEPENDENT ON THE EMERGING MARKET FOR DOCUMENT AUTOMATION
SOFTWARE.

The market for document automation software is relatively new, intensely competitive, highly fragmented, underdeveloped and subject to rapid change. Marketing and sales techniques in the document automation software marketplace, as well as the bases for competition, are not well established. We cannot assure you that the market for document automation software will develop or that, if it does develop, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance, and if the document automation software market fails to develop or develops more slowly than we currently anticipate, our business and financial condition would suffer.

In addition, the commercial market for automation of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with such services. It is difficult to predict whether the Internet, intranets and commercial on-line services will be a viable commercial marketplace or whether the demand for related products and services will increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this emerging market.

OUR ABILITY TO MANAGE OUR GROWTH WILL AFFECT OUR BUSINESS.

We have recently experienced a period of growth in total revenues. Our ability to compete effectively and to manage future change will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and to train and manage our work force. We cannot assure you that we will be able to do so successfully. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Charles R. Harris voluntarily resigned his positions as President and Chief Executive Officer as of June 23, 1999. Barton L. Faber, a director of Document Sciences, is serving as interim President and Chief Executive Officer while the Board of Directors conducts a search for a replacement. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future.

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

Based on recent assessments, we have determined that our information technology, or IT, and non-IT systems, software, hardware and equipment, are currently purported by the software and hardware vendors to be able to utilize dates beyond December 31, 1999. However, if testing disconfirms readiness, the Year 2000 Issue could have a material impact on our operations.

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

WE MAY FACE RISKS FROM THE EURO.

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


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 24, 1999, the following individuals were elected to the Board of Directors:


                                                 VOTES FOR            VOTES WITHHELD
                                                 ---------            --------------
        Thomas L. Ringer                         7,286,561                322,441
        Barton L. Faber                          7,242,792                366,210
        Charles R. Harris                        7,274,057                334,945
        Charles P. Holt                          7,230,288                378,714
        Colin J. O'Brien                         7,242,792                366,210
        Brian E. Stern                           7,274,057                334,945

The following proposals were voted on at our Annual Meeting:


                                                               AFFIRMATIVE   NEGATIVE                   BROKER
                                                                  VOTES        VOTES      ABSTAIN      NON-VOTES
                                                                  -----        -----      -------      ---------
1.  Proposal to amend our 1995 Stock Incentive Plan
    to increase the shares of Common Stock reserved for
    issuance thereunder by 350,000, and to provide that, not
    withstanding the 100,000 share limitation on grants to
    an individual in any fiscal year, in connection with an
    individual's initial appointment with us, he or she
    may be granted options or rights to purchase up to an
    additional 250,000 shares.                                   7,429,320     174,982      4,700            0

2.  Proposal to ratify the appointment of Ernst & Young LLP
    as independent auditors for the fiscal year ending
    December 31, 1999.                                           7,492,573      72,660     43,769            0


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Document Sciences Corporation
                                    (Registrant)

Date: August 13, 1999               /S/ John H. Wilson
---------------------               ------------------
                                    John H. Wilson
                                    Vice President, Finance
                                    (Duly Authorized and Principal Financial
                                    Officer)

                                  EXHIBIT INDEX


Exhibit
No.                                               Description
---                                               -----------
27                                                Financial Data Schedule