Form 10-Q
period 1999-09-30
DOCUMENT SCIENCES CORP
filed 1999-11-09
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999

   or

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

The number of shares of the issuer's Common Stock outstanding as of October 31, 1999 was 10,918,019.

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

Consolidated balance sheets---September 30, 1999 and December 31, 1998 ........................3

Consolidated statements of operations---three and nine months ended September 30, 1999 and
1998 ..........................................................................................4

Consolidated statements of cash flows---nine months ended September 30, 1999 and
1998 ..........................................................................................5

Notes to consolidated financial statements.....................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ............................................................................8


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................................18

Signature.....................................................................................18

PART I. FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,           December 31,
                                                                                        1999                    1998
                                                                                    -------------           ------------
                                                                                     (Unaudited)               (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  3,058,212           $  6,694,420
    Short-term investments                                                             13,682,382             13,220,581
    Accounts receivable, net                                                            3,250,424              4,251,460
    Due from affiliates                                                                 1,752,928              1,592,349
    Unbilled revenue                                                                      689,432                391,601
    Income tax receivable                                                                 331,337                331,337
    Other current assets                                                                  618,099                519,479
                                                                                     ------------           ------------
       Total current assets                                                            23,382,814             27,001,227
Property and equipment, net                                                             2,060,208              1,668,855
Capitalized computer software development costs, net                                    1,407,937              1,383,590
Goodwill, net                                                                             882,395                934,987
                                                                                     ------------           ------------
       Total assets                                                                  $ 27,733,354           $ 30,988,659
                                                                                     ============           ============

LIABILITIES
Current liabilities:
    Accounts payable                                                                 $    109,016           $  1,065,986
    Accrued compensation                                                                  627,906              1,874,044
    Other accrued liabilities                                                           1,186,352              1,773,716
    Deferred revenue                                                                    6,204,091              7,362,838
    Current portion of obligations under capital leases                                    13,808                 41,568
                                                                                     ------------           ------------
       Total current liabilities                                                        8,141,173             12,118,152

Obligations under capital leases                                                            4,226                 12,618
Deferred revenue                                                                          336,074                448,099

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      Authorized--30,000,000 shares;
      Issued and outstanding shares--10,916,970 at September
      30, 1999 and 10,857,958 at December 31, 1998                                         10,917                 10,858
    Deferred compensation                                                                 (24,927)               (67,326)
    Treasury stock                                                                       (670,517)              (686,989)
    Additional paid-in-capital                                                         25,424,939             25,409,399
    Accumulated comprehensive income                                                       25,651                204,071
    Retained earnings (deficit)                                                        (5,514,182)            (6,460,223)
                                                                                     ------------           ------------
       Total stockholders' equity                                                      19,251,881             18,409,790
                                                                                     ------------           ------------
       Total liabilities and stockholders' equity                                    $ 27,733,354           $ 30,988,659
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

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended                Nine Months Ended
                                            -----------------------------      -----------------------------
                                                      September 30,                    September 30,
                                                      -------------                    -------------
                                                1999             1998              1999             1998
                                            ------------     ------------      ------------     ------------
Revenues:
  Initial license fees                      $  2,404,746     $  2,506,290      $  6,311,600     $  5,490,668
  Annual renewal license and support
    fees                                       1,898,331        1,452,139         5,631,749        4,324,680
  Services and other                           1,223,628        1,754,553         5,089,878        4,888,721
                                            ------------     ------------      ------------     ------------
    Total revenues                             5,526,705        5,712,982        17,033,227       14,704,069
Cost of revenues:
  Initial license fees                           373,520          599,536           930,067        1,079,142
  Annual renewal license and support
    fees                                         225,713          198,253           694,693          592,354
  Services and other                             802,684        1,070,866         2,777,818        3,062,649
                                            ------------     ------------      ------------     ------------
    Total cost of revenues                     1,401,917        1,868,655         4,402,578        4,734,145
                                            ------------     ------------      ------------     ------------
Gross margin                                   4,124,788        3,844,327        12,630,649        9,969,924
Operating expenses:
  Research and development                       712,322        1,132,434         3,505,724        3,062,297
  Selling and marketing                        1,865,038        2,756,771         5,396,382        8,136,692
  General and administrative                   1,234,399        1,369,332         3,303,208        3,510,725
                                            ------------     ------------      ------------     ------------
    Total operating expenses                   3,811,759        5,258,537        12,205,314       14,709,714
                                            ------------     ------------      ------------     ------------
Income (loss) from operations                    313,029       (1,414,210)          425,335       (4,739,790)
  Interest income, net                           148,130          218,154           520,706          685,578
                                            ------------     ------------      ------------     ------------
Income (loss) before income taxes                461,159       (1,196,056)          946,041       (4,054,212)
  Provision for (benefit from) income
    taxes                                             --         (240,000)               --         (875,000)
                                            ------------     ------------      ------------     ------------
Net income (loss)                           $    461,159     $   (956,056)     $    946,041     $ (3,179,212)
                                            ============     ============      ============     ============

Net income (loss) per share-basic           $       0.04     $      (0.09)     $       0.09     $      (0.30)
                                            ============     ============      ============     ============
Weighted average shares used in basic
calculation                                   10,705,680       10,637,041        10,685,411       10,715,536
                                            ============     ============      ============     ============
Net income (loss) per share-diluted         $       0.04     $      (0.09)     $       0.09     $      (0.30)
                                            ============     ============      ============     ============
Weighted average shares used in diluted
calculation                                   10,801,352       10,637,041        10,796,525       10,715,536
                                            ============     ============      ============     ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              Nine Months Ended
                                                                September 30,
                                                        ------------------------------
                                                            1999              1998
                                                        ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                       $    946,041      $ (3,179,212)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Depreciation and amortization                            232,470           367,465
    Amortization of goodwill                                  52,592            52,593
    Amortization of computer software costs                  473,562           149,434
    Amortization of deferred compensation                     42,399            82,503
    Current income tax payable to affiliate                       --          (387,443)
    Provision for doubtful accounts                           97,355           392,294
    Changes in operating assets and liabilities:
       Accounts receivable                                   883,221         1,496,784
       Due from affiliates                                  (156,766)         (909,370)
       Unbilled revenue                                     (297,831)          (68,858)
       Other current assets                                  (99,586)       (1,198,551)
       Accounts payable                                     (955,999)          310,135
       Accrued compensation                               (1,241,539)            7,003
       Other accrued liabilities                            (581,135)          (90,125)
       Deferred revenue                                   (1,262,751)        2,127,570
                                                        ------------      ------------
Net cash used in operating activities                     (1,867,967)         (847,778)
INVESTING ACTIVITIES
Purchases of short-term investments                      (15,265,240)      (12,269,863)
Sales of short-term investments                           12,743,439        11,197,878
Maturities of short-term investments                       2,060,000         2,760,000
Purchases of property and equipment, net                    (628,744)         (432,424)
Unrealized gains (losses) on securities                     (178,420)           94,863
Additions to computer software development costs            (497,909)         (643,655)
                                                        ------------      ------------
Net cash provided by (used in) investing activities       (1,766,874)          706,799
FINANCING ACTIVITIES
Principal payments under capital lease obligations           (36,152)          (49,700)
Purchase of treasury stock                                    16,472          (494,251)
Issuance of common stock                                      15,599             9,091
                                                        ------------      ------------
Net cash provided by (used in) financing activities           (4,081)         (534,860)
                                                        ------------      ------------
Decrease in cash and cash equivalents                     (3,638,922)         (675,839)
Effect of foreign currency translation on cash                 2,714            43,551
Cash and cash equivalents at beginning of period           6,694,420         3,526,301
                                                        ------------      ------------
Cash and cash equivalents at end of period              $  3,058,212      $  2,894,013
                                                        ============      ============
Supplemental disclosure of cash flow information:
Interest paid                                           $      2,645      $      9,060
                                                        ============      ============


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in our 1998 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note B-Transactions with Affiliates

Until September 30, 1999, we maintained a strategic marketing alliance with Xerox Corporation (Xerox) under which both parties agreed to pay each other commissions on referrals that led to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying consolidated statements of income are commissions earned from Xerox totaling $58,500 and $56,800 for the three months ended September 30, 1999 and 1998, respectively, and $255,200 and $211,600 for the nine months ended September 30, 1999 and 1998, respectively. We paid no referral commissions to Xerox for the three and nine months ended September 30, 1999 and 1998. This arrangement was terminated as of September 30, 1999.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $655,700 and $413,500 for the three months ended September 30, 1999 and 1998, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 1999 and 1998, respectively. Included in accounts receivable are $866,600 and $460,800 from these revenues at September 30, 1999 and 1998, respectively.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $537,800 and $765,600 for the three months ended September 30, 1999 and 1998, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 1999 and 1998, respectively. Related accounts receivable are $737,700 and $717,100 at September 30, 1999 and 1998, respectively. On September 30, 1999, we signed a new 3-year non-exclusive distribution agreement with Xerox Limited to provide coverage in Europe and portions of Asia.

Note C-Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

                                              Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                              1999           1998           1999           1998
                                           ----------     ----------     ----------     ----------
Weighted average common shares
outstanding used in basic earnings per
share calculation                          10,705,680     10,637,041     10,685,411     10,715,536

Effect of dilutive stock options
                                               95,672            -0-        111,114            -0-
                                           ----------     ----------     ----------     ----------

Shares used in diluted earnings per        10,801,352     10,637,041     10,796,525     10,715,536
share                                      ==========     ==========     ==========     ==========


Note D-Restructuring Charges

In December 1998, our board of directors approved a plan of restructuring and we recorded a charge of approximately $2.0 million. Through September 30, 1999, we had paid for all of the costs which had been accrued in December 1998, and therefore we had no remaining restructuring reserve.

Note E-Sales Commitments

In 1999, we began selling non-cancelable three-year software licenses and non-cancelable three-year maintenance agreements, under which the customer is allowed to make payments quarterly or annually over the license or maintenance period. We recognize revenue on licenses when invoices come due and on maintenance agreements ratably over the service period. SOP 97-2 precludes us from recognizing the portion of these licenses and agreements that is not currently due from the customer. The following table summarizes license and maintenance agreement activity for the year:

                                                     Unrecognized Revenue Backlog
                                            ---------------------------------------------
                                                             Maintenance
                                                             -----------
                                              Licenses       Agreements         Totals
                                            -----------      -----------      -----------
     Balances at December 31, 1998                $ -0-            $ -0-            $ -0-
     First quarter additions                     70,345           31,655          102,000
     First quarter revenue recognition           (6,345)          (2,655)          (9,000)
                                            -----------      -----------      -----------

                                                Unrecognized Revenue Backlog
                                                ----------------------------
                                                         Maintenance
                                                         -----------
                                              Licenses       Agreements         Totals
                                            -----------      -----------      -----------
     Balances at March 31, 1999                  64,000           29,000           93,000
     Second quarter additions                   926,743          844,065        1,770,808
     Second quarter revenue recognition        (355,872)         (29,687)        (385,559)
                                            -----------      -----------      -----------
     Balances at June 30, 1999                  634,871          843,378        1,478,249
     Third quarter additions                    454,459        1,432,418        1,886,877
     Third quarter revenue recognition         (237,741)         (99,245)        (336,986)
                                            -----------      -----------      -----------
     Balances at September 30, 1999         $   851,589      $ 2,176,551      $ 3,028,140
                                            ===========      ===========      ===========

All revenue from the unrecognized revenue backlog will have been recognized by the end of the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain certain trend analysis and other forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under "Risk Factors" and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1998 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in our consolidated statements of operations for the periods indicated:

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                   1999      1998       1999      1998
                                                   ----      ----       ----      ----
    Revenues:
      Initial license fees                          44%       44%        37%       37%
      Annual renewal license and support fees       34        25         33        30
      Services and other                            22        31         30        33
                                                   ----      ----       ----      ----
        Total revenues                             100%      100%       100%      100%
    Cost of revenues:
      Initial license fees                           7%       10%         6%        7%
      Annual renewal license and support fees        4         4          4         4
      Services and other                            14        19         16        21
                                                   ----      ----       ----      ----
        Total cost of revenues                      25%       33%        26%       32%
                                                   ----      ----       ----      ----
    Gross profit                                    75%       67%        74%       68%
    Operating expenses:
      Research and development                      13%       20%        20%       21%

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                   1999      1998       1999      1998
                                                   ----      ----       ----      ----

      Selling and marketing                         34        48         32        57
      General and administrative                    22        24         19        22
                                                   ----      ----       ----      ----
         Total operating expenses                   69%       92%        71%      100%
                                                   ----      ----       ----      ----
    Income (loss) from operations                    6%      (25)%        3%      (32)%
      Interest income, net                           2         4          3         5
                                                   ----      ----       ----      ----
    Income (loss) before income taxes                8%      (21)%        6%      (27)%
      Provision for (benefit from) income
      taxes                                          0        (4)         0        (6)
                                                   ----      ----       ----      ----
    Net income (loss)                                8%      (17)%        6%      (21)%
                                                   ====      ====       ====      ====


Revenues

Total revenues decreased 4% to $5.5 million for the three months ended September 30, 1999 from $5.7 million for the three months ended September 30, 1998, and increased 16% to $17.0 million for the nine months ended September 30, 1999 from $14.7 million for the nine months ended September 30, 1998. The decrease for the quarter was primarily in services and other revenue. We expect the relationship of initial and renewal license fees to professional fees to continue to shift toward software revenues as we further develop our indirect sales model.

Sales Channels. We sell our products principally through a direct sales force domestically, and internationally through distributors and value added resellers or VARS. Revenues from export sales and sales through our foreign subsidiary decreased 6% to $1.5 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998, and decreased 9% to $4.3 million for the nine months ended September 30, 1999 from $4.7 million for the nine months ended September 30, 1998. These decreases are primarily the result of decreased activity associated with an internal realignment of our foreign subsidiary. Revenues from export sales were 27% and 28% of total revenues for the three months ended September 30, 1999 and 1998, respectively, and 25% and 32% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products remained at $1.2 million for the three months ended September 30, 1999 and 1998, and decreased 3% to $3.2 million for the nine months ended September 30, 1999 from $3.3 million for the nine months ended September 30, 1998. These decreases are due principally to decreased activity through our European and Canadian VAR affiliates.

Initial license fees. Initial license fee revenues decreased 4% to $2.4 million for the three months ended September 30, 1999 from $2.5 million for the three months ended September 30, 1998, but have increased 15% to $6.3 million for the nine months ended September 30, 1999 from $5.5 million for the nine months ended September 30, 1998. The decrease in initial license fee revenue for the three months ended September 30, 1999 reflects a change in our 1999 sales model. In 1999, we began selling non-cancelable three-year software licenses and non-cancelable three-year maintenance agreements, under which the customer is allowed to make payments quarterly or annually over the license or maintenance period. We recognize revenue on licenses when invoices come due and on maintenance agreements ratably over the service period. SOP 97-2 precludes us from recognizing the portion of these licenses and agreements that is not currently due from the customer. This new sales model results in recognition of revenue over a longer period. The increase in the 1999 nine-month period versus the 1998 period is due primarily to increased sales activity in the United States, Brazil and Australia.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 27% to $1.9 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998, and increased 30% to $5.6 million for the nine months ended September 30, 1999 from $4.3 million for the nine months ended September 30, 1998. These increases are due primarily to the increasing installed base of customers.

Services and other. Revenues from services and other decreased 33% to $1.2 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. While services and other revenue has increased 4% to $5.1 million for the nine-month period ended September 30, 1999 versus $4.9 million for the same period in 1998, the increase reflects the completion of two 1998 contracts accounted for under the completed-contract method of accounting.

Cost of Revenues

Total cost of revenues was 25% and 33% of total revenues for the three months ended September 30, 1999 and 1998, respectively, and 26% and 32% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The decrease in total cost of revenues as a percentage of total revenues resulted from reduced consulting headcount resulting from our 1998 restructuring and lower royalty fees.

Operating Expenses

Research and development. Research and development expenses decreased 35% to $712,300 for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998, and increased 13% to $3.5 million for the nine months ended September 30, 1999 from $3.1 million for the nine months ended September 30, 1998. We capitalized $497,900 of software costs for the three and nine months ended September 30, 1999, and $97,900 and $643,700 for the three and nine months ended September 30, 1998, respectively. Notwithstanding capitalized software costs, research and development expenditures decreased approximately $20,000 or 2% for the three months ended September 30, 1999 and increased $298,000 or by 8% for the nine months ended September 30, 1999. The increase is due primarily to the increased use of outside consultants.

Selling and marketing. Selling and marketing expenses decreased 32% to $1.9 million for the three months ended September 30, 1999 from $2.8 million for the three months ended September 30, 1998, and decreased 33% to $5.4 million for the nine months ended September 30, 1999 from $8.1 million for the nine months ended September 30, 1998. These decreases are, primarily, the result of savings realized from our restructuring and, secondly, the aligning of our commission structure with our revenue stream.

General and administrative. General and administrative expenses decreased 14% to $1.2 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998, and decreased 6% to $3.3 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The decreases for the three and nine months ended September 30, 1999 are due primarily to savings realized from our restructuring offset partially by an increase in professional services and outside consultants.

Provision for income taxes. For the three and nine months ended September 30, 1999, we have recorded no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $16.7 million at September 30, 1999, representing 60% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

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

        -       our mix of products and services;

        - our level of international sales; - the activities of our competitors;

        - our timing of new hires; - changes in foreign currency exchange rates;

        - our ability to develop and market new products and to control costs; and

        -       general domestic and international economic conditions.

Our initial license fee revenue depends on when orders are received, shipped and billed. However, because of our sales model, our customers' implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result.

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

        - For the three months ended September 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.3 million, representing 24% of our total revenues;

        - For the three months ended September 30, 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.5 million, representing 26% of our total revenues;

        - For the nine months ended September 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.6 million, representing 21% of our total revenues;

        - For the nine months ended September 30, 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.9 million, representing 27% of our total revenues.

Included above were commissions that we received from sales of Xerox printers under our Cooperative Marketing Agreement with Xerox. These commissions for the nine months ended September 30 were:

        -       1999: $255,200;

        -       1998: $211,200.

These commissions have little or no associated costs and have contributed a substantial portion of our income from operations for recent operating periods. These commissions were terminated by Xerox effective September 30, 1999.

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

OUR GROWTH IS DEPENDENT UPON SUCCESSFULLY FOCUSING OUR DISTRIBUTION CHANNELS.

We have streamlined our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products enjoy a significant competitive advantage and a current, high market demand. We continue to leverage our existing relationships with Xerox Corporation, IBM Corporation and their channels and affiliates by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. In addition, we intend to form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

OUR PROFITABILITY AND FUTURE GROWTH MAY BE DEPENDENT ON MAINTAINING OUR PROFESSIONAL SERVICES EXPERTISE.

We provide professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation applications. This is dependent on retaining and hiring professionals to perform these consulting services. Should we be unable to maintain the necessary services workforce, our business would be harmed.

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

If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, then our business, operating results and financial condition will be materially adversely affected. In addition, we cannot assure you that our new products or new versions of our existing products will achieve market acceptance. We recently released two new products, CompuSet 7.0 and DLS 5.0, and are unsure at this time if either product will achieve market acceptance. In order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners, such as JetForm Corporation and New Dimension Software.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SALES OF A SMALL NUMBER OF PRODUCTS IN HIGHLY CONCENTRATED INDUSTRIES.

We derived 70% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the nine months ended September 30, 1999. Our DLS and DVS products comprised 25% and 5%, respectively, of total initial license fees for the nine months ended September 30, 1999. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could harm our business and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

Licenses to end users in the insurance industry accounted for 52% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

        ~ 27% and 25% of our total revenues for the three and nine months ended September 30, 1999, respectively, and

        ~ 28% and 32% of our total revenues for the three and nine months ended September 30, 1998, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our value added resellers are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $852,900 and $1.2 million for the three months ended September 30, 1999 and 1998, respectively, and $2.7 million and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. Net income from this subsidiary was $277,300 and $461,800 for the three months ended September 30, 1999 and 1998, respectively, and $1.2 million and $ 1.1 million for the nine months ended September 30, 1999 and 1998, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $655,700 and $413,500 for the three months ended September 30, 1999 and 1998, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 1999 and 1998, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel or develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

Additional risks inherent in our international business activities include:

        ~       currency fluctuations;

        ~       unexpected changes in regulatory requirements;

        ~       tariffs and other trade barriers;

        ~ our limited experience in localizing products for foreign countries;

        ~ lack of acceptance of our localized products in foreign countries;

        ~       longer accounts receivable payment cycles;

        ~       difficulties in managing our international operations;

        ~ potentially adverse tax consequences including restrictions on the repatriation of earnings; and

        ~       the burdens of complying with a wide variety of foreign laws.

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

OUR PRODUCTS MAY SUFFER FROM DEFECTS OR ERRORS.

Software products as complex as those we offer, particularly our new Visual CompuSet and Data Prep Tool products, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

        ~       loss of revenue or delay in market acceptance;

        ~       diversion of our development resources;

        ~       damage to our reputation; or

        ~       increased service and warranty costs.

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


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of fiscal year 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Document Sciences Corporation
                                  (Registrant)

Date: November 9, 1999            /S/ John H. Wilson
-----------------------           ------------------
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