Form 10-K
period 1999-12-31
DOCUMENT SCIENCES CORP
filed 2000-03-30
CIK 1016831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER: 0-20981

                         DOCUMENT SCIENCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0485994
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
  6339 PASEO DEL LAGO, CARLSBAD, CALIFORNIA                        92009
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (760) 602-1400
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 28, 2000, there were 10,919,051 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 28, 2000) was approximately $18,692,700. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on June 7, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Document Sciences Corporation develops, markets and supports a family of document automation software used in high volume electronic publishing applications. Document automation has become increasingly important as more companies realize the benefits of automating the high volume production of individually customized documents that require the precise layout of information such as financial data, marketing text and graphs. Our document automation software, the Document Sciences Autograph family of products, enables personalized and customized publishing solutions for many industries including insurance, managed healthcare, financial services, commercial print services, government, telecommunications and manufacturing. Our products facilitate an important form of communication between organizations and customers by employing enterprise database assets to produce high-quality documents that are ready to print on demand and distribute in high volume. Additionally, our core technology is being applied to provide electronic document automation solutions for the Internet by leveraging the capabilities of Adobe's widespread PDF technology. Document Sciences Autograph is licensed to more than 680 customers worldwide who are collectively producing an estimated one billion customized pages per month. Our highly portable Document Sciences Autograph software platform enables cost-effective, just-in-time, on demand, high volume publishing that is fully automated, capable of quality document composition and flexible for end-user customization. Our products are used in a wide array of computing environments from client/server to large computer systems.

PRODUCTS

     The Document Sciences Autograph family of products currently addresses three major functional areas within the enterprise document automation arena:
Document Composition and Assembly, Variable Content Management and Electronic Document Viewing, as described below. All of our software products can be complemented by our professional services organization.

     Historically, we have licensed our products for one year, for an initial license fee, after which an annual renewal fee, usually 15% of the initial license fee, is required for continued use. We have augmented this approach with new licensing models whereby we offer perpetual licenses for our products, as well as three-year term licenses, after which the license may be renewed for additional three-year terms, or converted for perpetual use. We also provide three-year maintenance agreements that are usually in an amount equal to 15%, per year, of the initial license fee. The list price for a three-year license fee for CompuSet, our core product, is currently $80,000 for a mainframe installation and ranges down to $40,000 for a PC NT server installation. Options currently range from $3,000 to $50,000. A typical new account sale through the direct channel is currently about $100,000 for software licenses and approximately $75,000 for professional services.

  Document Composition and Assembly

     Composition and Assembly. CompuSet automates document composition and assembly using data and content stored in corporate databases. CompuSet software consists of a rule-based language and a composition engine that provides high-speed composition and assembly of complex documents with high typographic and aesthetic levels of quality. Variable content is marked with CompuSet tags which, in turn, are defined in logically separate style specifications. The CompuSet tags are conceptually and syntactically similar to HTML or XML, the current web standards for content tagging, and the style specification is conceptually similar to CSS, the current web standard for style definition. Without requiring any real-time user interaction, CompuSet transforms the tagged data and variable content into finished electronic documents. These can be composed and assembled at rates in excess of 50 pages per second, depending on computing configuration and complexity of the document. Document composition and construction features are rich and extensive, including the generation of multi-dimensional dynamic data driven graphics, and the support of full color text and images. CompuSet operates on a wide range of popular computers and operating systems including mainframes, Unix platforms and PC NT servers.

     Data and Content Capture. Data and content capture products include the Data Preparation Tool, or DPT, as well as a number of content Importers. These prepare data and content for subsequent composition and assembly by CompuSet. DPT is an optional product that enables users to capture and tag raw data and variable content from a variety of sources, including corporate databases, for subsequent processing by CompuSet. It provides an easy-to-use Graphical User Interface, or GUI, that describes the existing data environment and the related data processing and tagging instructions for CompuSet. It then automatically generates a data preparation program in COBOL that is compatible with mainframe COBOL compilers and Acucorp's AcuCobol runtime products. Content Importers accept externally generated document objects, including text, static graphics and scanned images, and converts them into formats that are compatible with CompuSet. The content Importers currently supported include Xerox Metacode, Adobe PostScript and the TIFF standard for scanned images. This part of the architecture is extensible and new content Importers can be developed as required. Additional content Importers for the support of certain popular web formats are planned for introduction during 2000.

     Document Output and Merge. Emitters transform the output of CompuSet into a number of popular Page Description Languages, or PDLs, for subsequent printing and/or viewing. The PDLs provide device-specific instructions for rendering text, forms, images and graphics into finished documents. The Emitters also condition the PDLs for transport over a variety of high-speed printing interfaces and for support of various finishing devices. The PDL formats currently supported are Xerox Metacode, IBM AFPDS, HP PCL and Adobe PostScript. This part of the architecture is extensible and new Emitters can be developed as required. Additional Emitter features and enhancements, including inline Output Processing functionality, are planned for introduction during 2000.

     Rapid Application Development Tools. Visual CompuSet application development tools run on Microsoft Windows(R) and simplify variable document application design and prototyping. Visual CompuSet incorporates support for the optional DPT product, for a variety of Importer, Merge and Emitter tools, as well as for the CompuSeries II design environment and JetForm(R) Corporation's JetForm Design tool. Visual CompuSet uses a PC Windows version of CompuSet, combined with an editor to manipulate the tagged document data and content. Visual CompuSet supports all of the dynamic functions and features of the CompuSet production engine.

     Visual CompuSet Professional Edition. The recent introduction of Visual CompuSet Professional Edition, or VCPro, significantly augments the capabilities of the Visual CompuSet product. A new DPT Document Designer component is tightly integrated with the graphical DPT user interface. Users can define their existing data environment with DPT and directly associate their variable data and content elements with CompuSet style objects such as sections, paragraphs, tabular elements, images, photographs and 2 and 3-D data-driven graphics. The DPT Document Designer GUI interactions feature WYSIWYG and Drag-and-Drop operability. The feature set is rich and general-purpose and the design centerline is the generation of complex high-value investment statement that feature rich use of cross-marketing elements including full-color graphics. Existing Visual CompuSet users can upgrade to the new Professional Edition product. VCPro enhancements, including web application support, are planned for introduction during 2000.

  Variable Content Management

     Variable Content Management products provide client/server solutions for the creation, revision and management of document components used in several types of document automation solutions. They consist of the Document Library Service, or DLS, Server and Client products. DLS manages the document component creation process required by complex variable and text-intensive documents, such as contracts and policies. In addition to component creation, DLS also supports the definition of complex assembly rules required for interactive or fully automated document composition and assembly using Microsoft Word(R) and/or CompuSet. DLS uses a client/server architecture for accessing data and files on a mainframe or NT network server. The DLS Client product manages text objects created with Microsoft Word(R). The DLS text objects are tracked and managed in a multi-authoring environment that supports access security, revision control and approval workflow. DLS also provides a criteria-based document text object selection capability for customized or personalized documents. These criteria are then used by DLS to select the text objects and generate a Microsoft Word(R) document or a CompuSet-ready tagged file, based on application volume requirements. The customized or personalized document assembly can be directed to occur in a high volume fashion on the server or in a just-in-time, on-demand fashion on the local DLS Client PC.

     DLS Web Express. The recent introduction of DLS Web Express significantly augments the flexibility of our DLS product line by incorporating Internet support. DLS Web Express enables the dynamic creation of web-ready documents using HTML and/or Adobe PDF. These documents can be created on-demand through Advanced Server Page (ASP), or other web-compatible, applications. Dynamic web browser form input is routed to the DLS Web Express Server to automatically assemble and generate a customized web-ready document for local browser viewing or printing. Target applications include insurance agent and sales proposal automation. Existing DLS users can upgrade to the new DLS Web Express product. Additional features and enhancements to DLS Web Express are planned for 2000.

  Electronic Document Viewing

     Electronic Document Viewing enables on-line viewing and archiving of electronic documents produced by CompuSet document automation applications. It consists of the CCF Formatter and CompuView, as well as the PDF Formatter for supporting Adobe's popular Portable Document Format. The CCF Formatter is available for a variety of mainframe, Unix platforms and PC NT servers. The electronic document files are generated in the Composite Container Format, or CCF, which is optimized for fast, memory-efficient viewing, transport and storage. CCF container files can then be viewed by CompuView. CCF files consist of three major components: an internal rendition of the pages for WYSIWYG viewing, various indices for locating documents and reusable document elements. The view of the document is virtually identical to the printed document. CCF files can be distributed, archived or printed through document distribution and archiving systems offered by third party software developers that integrate CCF and CompuView. The PDF Formatter can also be used to support archiving and viewing with third party products. Lastly, indexed support of IBM's AFPDS document format is provided for compatibility with IBM's On-Demand offering.

     We are developing a variety of Internet extensions, as well as considering additional possible future extensions, some of which are not currently under active development. We believe that our core technology can be extended to the Internet and we are continuing our development activities in this area, although there can be no assurance that such development activities will result in commercially successful products. See "Business -- Research and Development".

PROFESSIONAL SERVICES

     In addition to our software products, we provide a comprehensive suite of professional services that can assist customers in the implementation of mission-critical document automation applications. Professional services include on-site software installation, customer training programs, telephone support programs and consulting services. Consulting services is currently focused on assisting in the sale of high margin initial software licenses by providing project management, requirements analysis, application design and application development services. In addition to consulting services, we currently provide introductory-level customer education with CompuSet, DLS, DPT and VCPro initial licenses. Additional and advanced classes are available for additional fees at our headquarters in San Diego, our offices in Milwaukee and at customer sites. We believe that the use of our professional services enables customers to deploy our document automation products more rapidly and effectively. The professional services and support organizations employed a staff of 43 as of December 31, 1999.

SALES AND MARKETING

     Our sales and marketing organization targets vertical industry markets that require document automation and high volume, high quality document customization. We currently license our products using a combination of direct sales and alternate channels. In the United States, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are grouped into industry focused teams and are provided with pre-sales technical support by qualified solution analysts. Account executives and solution analysts are located throughout the United States to provide optimal coverage. We also distribute our software products through value added resellers, or VARs, such as Xerox Canada, Ltd. in Canada, Fuji Xerox Co., Ltd. in Australia and Xerox Brazil, Ltd. in Brazil. Our subsidiary, Document Sciences Europe, markets our products in Europe, Africa and the Middle East by providing VAR channel management and support and by defining European market and product requirements. Our European VARs are principally Xerox Europe affiliates who re-market our products. Our revenues from export transactions with Xerox affiliates were $2.9 million, $4.1 million and $4.6 million in 1997, 1998 and 1999, respectively. The sales and marketing organization employed a staff of 37 as of December 31, 1999.

     We intend to expand our sales and marketing organization to provide incremental direct sales coverage in the US as well as incremental indirect channel coverage throughout the world, including the US. Such planned expansion will occur by first addressing the unique product requirements of a region or market segment, followed by the development of suitable VARs, to sell in that region or market segment. The VAR expansion will be facilitated by our newly improved worldwide VAR program. As we are able to increase our market presence, we may choose to augment our alternate channels with a direct sales capability. In some cases, we also plan on providing our software through OEM channels where specific coverage would not be provided by either direct or alternate channels.

     In addition, we also intend to increase both our product offerings and markets through joint marketing, sales and distribution and development relationships with other major companies. Current relationships include formal and informal marketing and sales alliances with Xerox, IBM, BMC, RSD, JetForm Corporation, Systemware and Anacomp. These relationships provide sales leads for our products and extend our sales coverage and networking capabilities.

RESEARCH AND DEVELOPMENT

     With the release of DLS Web Express in 1999 and the continuing sales of our PDF Formatter during the year, Document Sciences has continued to enhance its World Wide Web functionality. Early in 1999, we engaged several customers in a formal requirements analysis looking ahead three years. We used the Quality Function Deployment (QFD) process, which is a formal procedure for interviewing customers, identifying their needs and prioritizing specific product features. As a result, we have identified a number of requirements related to regulated, electronic documents of the future. Our major product initiatives in 2000 are addressing several of the key requirements from the QFD exercise.

     In general, our product development strategy is based on delivering document automation solutions for specific types of documents in single industries. A cross-functional team that includes a representative from each discipline in the company is responsible for delivering each focused offering. We use a documented business planning and product delivery process to guide its product development and delivery activities.

     New product offerings build on Document Sciences' Autograph family of products. These established products are maintained by teams that respond to customer requests for defect corrections and feature enhancements. By building on our existing products we maximize our reuse of existing software and expertise and enable our customers to purchase new offerings as upgrades.

     There can be no assurance that we will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that new products will achieve market acceptance.

     We expect to continue to enhance our existing products and to develop new products, particularly as they relate to electronic document automation applications. Research and development expenditures have grown substantially since our inception. Such expenditures, not including amounts capitalized, were $3.3 million, $4.3 million and $4.7 million in 1997, 1998 and 1999. The development organization employed a staff of 39 as of December 31, 1999. We employ independent contractors as needed to supplement the permanent development staff.

COMPETITION

     The market for document automation products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of customized and personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their document automation processes to our document automation software. We also face competition from Docucorp, in the insurance industry, M&I Data Services, Inc. in banking and financial services, Group 1 Software, Inc. in commercial direct mailing and marketing as well as several other general purpose competitors. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed base of customers.

     It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft Corporation and Adobe Corporation, and from large corporations providing database management software solutions, such as Oracle Corporation. In addition, Xerox, either directly or through affiliated entities, could become a large competitor. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources than Document Sciences could attempt to enter or increase their presence in the document automation market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results and financial condition.

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

     Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. We are not aware that any of our products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

EMPLOYEES

     As of December 31, 1999, we had 140 employees including 43 in professional services, 37 in sales and marketing, 39 in research and development and 21 in finance and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

                                  RISK FACTORS

     The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our common stock or other securities is cautioned to carefully consider these factors.

     If any of the following risks actually occur, our business, future operating results and financial condition could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

     Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast; and our future results will depend upon many factors, including the following:

     - the demand for our products;

     - the level of product and price competition we face;

     - the length of our sales cycle;

     - the size and timing of individual license transactions;

     - the delay or deferral of customer implementations;

     - the budget cycles of our customers;

     - our success in expanding our direct sales force or indirect distribution channels;

     - the timing of our new product introductions and enhancements, as well as those of our competitors;

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

     - In 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.2 million, representing 21% of our total revenues;

     - In 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.4 million, representing 27% of our total revenues; and

     - In 1997, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $4.6 million, representing 23% of our total revenues.

     Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were:

     - 1999: $287,000;

     - 1998: $344,000; and

     - 1997: $859,000.

     These commissions have little or no associated costs and have contributed a substantial portion of our income from operations for certain prior operating periods. This commission arrangement was terminated as of September 30, 1999.

     Furthermore, there can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Though we intend to continue our existing relationships with Xerox, our strategy is to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our move to become more independent will not adversely affect our business, operating results and financial condition. Our failure to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on our business, operating results and financial condition.

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

OUR GROWTH DEPENDS ON MARKET ACCEPTANCE OF OUR EXISTING PRODUCTS AND OUR INTRODUCTION OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS.

     Our future business, operating results and financial condition will depend upon market acceptance of our existing products, as well as our ability to develop new products that address the future needs of our target markets and to respond to emerging industry standards and practices. Our Document Sciences Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We believe that our core technology can be extended to the Internet, intranets and commercial on-line services, and we have begun initial development activity in this area. We cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

     If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, then our business, operating results and financial condition will be materially adversely affected. In addition, we cannot assure you that our existing products, new products or new versions of our existing products will achieve market acceptance. In order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners.

A LONGER THAN EXPECTED SALES CYCLE MAY AFFECT OUR REVENUES AND OPERATING
RESULTS.

     The licensing of our software products is often an enterprise-wide decision by prospective customers and generally involves a sales cycle of three to twelve months in order to educate them regarding the use and benefits of our products. In addition, the implementation of our products by customers involves a significant commitment of their resources over an extended period of time, and is commonly associated with substantial customer business process reengineering efforts. For these and other reasons, our sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Any delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on our business and financial condition and cause our operating results to vary significantly from quarter to quarter.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SALES OF A SMALL NUMBER OF PRODUCTS IN HIGHLY CONCENTRATED INDUSTRIES.

     We derived 75% of our initial license revenue from CompuSet and related CompuSet option products in 1999. Our initial license fees from DLS and DVS comprised 21% and 4%, respectively, in 1999. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products. Our revenues are derived from sales to a small number of industries as follows:

     - Licenses to end users in the insurance and commercial print services industries for 1999 accounted for 68% of initial license revenues;

     - Licenses to end users in these industries for 1998 accounted for 44% of initial license revenues; and

     - Licenses to end users in these industries for 1997 accounted for 61% of initial license revenues.

     Our future success will depend on our ability to continue to successfully market our products in these and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

     - 25% of our total revenues in 1999;

     - 31% of our total revenues in 1998; and

     - 28% of our total revenues in 1997.

     Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $4.4 million, $4.5 million and $3.7 million in 1997, 1998 and 1999, respectively. In Canada, Australia and Brazil we distribute our products through Xerox Canada, Ltd., Fuji Xerox Co., Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $1.0 million, $1.7 million and $2.4 million in 1997, 1998 and 1999, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

     A portion of our business is conducted in currencies other than the U.S. dollar, primarily the French franc. Although exchange rate fluctuations have not had a significant impact on us, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar could cause currency transaction gains and losses in future periods. We do not currently engage in currency hedging transactions, and we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse impact on our international revenues, business, operating results and financial condition.

OUR BUSINESS IS DEPENDENT ON THE MARKET FOR DOCUMENT AUTOMATION SOFTWARE.

     The market for document automation software is intensely competitive, highly fragmented, underdeveloped and subject to rapid change. Marketing and sales techniques in the document automation software marketplace, as well as the bases for competition, are not well established. We cannot assure you that the market for document automation software will develop or that, if it does develop, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance, and if the document automation software market fails to develop or develops more slowly than we currently anticipate, our business, operating results and financial condition would be materially adversely affected.

     In addition, the commercial market for document automation of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with such services. It is difficult to predict whether the Internet, intranets and commercial on-line services will be a viable commercial marketplace or whether the demand for related products and services will increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this market.

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

     Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom had signed employment agreements with us as of December 31, 1999. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future.

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

OUR PRODUCTS MAY SUFFER FROM DEFECTS OR ERRORS.

     Software products as complex as those we offer, particularly our new Visual CompuSet Professional Edition product, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

     - loss of revenue or delay in market acceptance;

     - diversion of our development resources;

     - damage to our reputation; or

     - increased service and warranty costs.

     If any of these factors occur, it would have a material adverse effect upon our business, operating results and financial condition.

WE MAY FACE RISKS FROM THE EURO.

     In January 1999, a new currency called the "Euro" was introduced in certain Economic and Monetary Union, or EMU, countries. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effects the Euro will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro. We are still assessing the impact the EMU formation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of such assessment. We have not yet determined any potential costs.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing, training and research and development facilities occupy approximately 21,300 square feet in Carlsbad, California, pursuant to a lease expiring on February 28, 2005. Our subsidiary in France occupies approximately 2,200 square feet of office space with a renewable lease expiring on April 15, 2004. In addition, our regional office in Milwaukee, Wisconsin occupies approximately 7,500 square feet of office space pursuant to a lease expiring on March 31, 2003. Sales representatives and field technical support personnel operate from their homes.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party, nor is our property subject, to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

  Executive Officers of Document Sciences

     The executive officers of Document Sciences and their ages, as of March 31, 2000, are as follows:

           NAME             AGE                           POSITION
           ----             ---                           --------
Barton L. Faber...........  51    President and Chief Executive Officer
John L. McGannon..........  39    Vice President, Chief Financial Officer and Secretary
Peter L. Bradshaw.........  44    Vice President, Development
Daniel J. Fregeau.........  43    Vice President, Worldwide Sales and Business Development
Ann Kana..................  40    Vice President, Professional Services
John H. Wilson............  55    Vice President, Finance

     Barton L. Faber has served as President and Chief Executive Officer since June 1999. He has been a member of the Board of Directors since 1996. From 1996 to 1998, Mr. Faber served as Chairman of the Board of Directors and Chief Executive Officer of Metromail. From April 1985 to June 1996, he held various positions with R.R. Donnelly. Prior to joining R.R. Donnelley, he held various positions with Mobil Oil Corporation and Ramada Europe. Mr. Faber currently serves as a member of the Board of Directors of Dataware Technologies, Inc., GeoSystems Global Corporation and Xeikon N.V.

     John L. McGannon has served as Vice President, Chief Financial Officer and Secretary since December 1999. He has also served as Vice President, Chief Administrative Officer and Controller since joining Document Sciences in September 1998. From June 1997 through August 1998, Mr. McGannon served as the Manager of Financial Analysis and Planning for Simulation Sciences, Inc., a California-based software developer for the oil and chemical engineering industries. Mr. McGannon worked for Chevron Corporation from 1988 to 1997 in a variety of finance and accounting positions.

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

     Daniel J. Fregeau has served as Vice President of Worldwide Sales and Business Development since 1998. From 1997 to 1998, he served as Vice President, Business Development, from 1994 to 1997, he served as Vice President, Marketing and from 1992 to 1994, he served as Vice President, Sales. Prior to joining Document Sciences, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, Mr. Fregeau held several positions with Xerox Corporation's Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

     Ann Kana has served as Vice President of Professional Services since July 1999. She joined Document Sciences in May 1997 and previously served as Director of Project Management in Professional Services. From 1990 to 1997, Ms. Kana held various management positions in business planning, product development, marketing and finance at SABRE Travel Information Network, a division of The SABRE Group. Ms. Kana's past positions include seven years with Andersen Consulting, serving as a manager in their Financial and Commercial Services Division from 1987 to 1989. Ms. Kana holds a B.A. degree in Managerial Studies from Rice University and a M.S. in Accounting from Texas A&M University.

     John H. Wilson has served as Vice President of Finance since August 1999. Between 1988 and 1999, Mr. Wilson served as an interim senior financial officer for several software and electronic industry companies in San Diego, California, including Document Sciences from May 1998 to August 1999. Mr. Wilson's previous experience includes senior financial and general management positions in the retail and healthcare industries and service with Price Waterhouse Coopers, LLP. Mr. Wilson is a Certified Public Accountant in California and holds a Master's Degree in Business from Woodbury University in Los Angeles.

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

                                                              HIGH      LOW
                                                              -----    -----
FISCAL 1998
First quarter ended March 31, 1998..........................  $4.88    $2.94
Second quarter ended June 30, 1998..........................  $4.25    $2.69
Third quarter ended September 30, 1998......................  $3.00    $1.69
Fourth quarter ended December 31, 1998......................  $2.50    $1.38

FISCAL 1999
First quarter ended March 31, 1999..........................  $2.69    $1.63
Second quarter ended June 30, 1999..........................  $2.13    $1.25
Third quarter ended September 30, 1999......................  $2.13    $1.69
Fourth quarter ended December 31, 1999......................  $3.38    $1.45

     We had 115 record holders as of December 31, 1999. There were no sales of unregistered stock in 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1995       1996       1997        1998       1999
                                          -------    -------    -------    --------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME
Net revenues............................  $10,512    $15,319    $19,740    $ 20,107    $24,305
Income (loss) from operations...........    1,685      1,665        (58)    (10,361)     1,366
Net income (loss).......................    1,052      1,361        838      (9,154)     2,111
Net income (loss) per share.............      .12        .14        .08        (.86)       .20
Shares used in per share calculations...    8,563      9,615     11,013      10,690     10,817

BALANCE SHEET
Working capital.........................  $ 1,353    $25,807    $23,896    $ 14,883    $16,611
Total assets............................    6,289     32,022     34,229      30,989     30,423
Capital lease obligations, less current
  portion...............................       99        116         52          13          1
Stockholders' equity....................      856     26,910     27,691      18,410     20,280

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed in "Business -- Risk Factors" on pages 8 through 13. Readers are cautioned not to place undue reliance on these forward-looking statements, and we undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Document Sciences Corporation develops, markets and supports a family of document automation software used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

  Revenues

     Total revenues were $19.7 million, $20.1 million and $24.3 million in 1997, 1998 and 1999, respectively, representing increases of 2% from 1997 to 1998 and 21% from 1998 to 1999. Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees are comprised of license fees for the first year of use of our products. Annual renewal license and support fees are comprised of license fees for the continued use and support of our licensed products. Services and other revenues are comprised of fees for consulting, application development and training services performed by us as well as fees received from Xerox in connection with the sale of certain Xerox printer products. We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The portion of the initial license fee representing the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

     We sell our products principally through our direct sales force domestically, and internationally through distributors and value added resellers, or VARs. Revenues from export sales and sales through our foreign subsidiary were $5.5 million, $6.2 million and $6.1 million in 1997, 1998 and 1999, respectively, representing an increase of 13% from 1997 to 1998 and a decrease of 2% from 1998 to 1999. Revenue from export sales were 28%, 31% and 25% of total revenues in 1997, 1998 and 1999, respectively. The decrease from 1998 to 1999 is primarily the result of decreased activity associated with an internal realignment of our foreign subsidiary.

     Until September 30, 1999, we had a strategic marketing alliance with Xerox under which both parties agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other's products. Our revenues from this strategic marketing alliance were $859,000, $344,000 and $287,000 in 1997, 1998 and 1999, respectively. These commissions were 4%, 2% and 1% of total revenues in 1997, 1998 and 1999, respectively. Commissions paid relating to referrals from Xerox were $121,000, $0 and $0 in 1997, 1998 and 1999, respectively.

     We have entered into distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from these agreements were $2.9 million, $4.1 million and $4.6 million in 1997, 1998 and 1999, respectively.

     Initial license fees. Initial license fees were $8.8 million, $7.2 million and $10.4 million in 1997, 1998 and 1999, respectively, representing a decrease of 18% from 1997 to 1998 and an increase of 44% from 1998 to 1999. The increase in 1999 was mainly due to increased sales by our direct sales force in the United States. The decrease in 1998 was caused by greater dependence on solution sales and the adoption of SOP 97-2, Software Revenue Recognition. This SOP requires deferring recognition of some revenues, depending on the nature and complexity of certain transactions. Initial license revenues were 44%, 36% and 43% of total revenues in 1997, 1998 and 1999, respectively.

     Annual renewal license and support fees. Annual renewal license fees were $4.6 million, $5.9 million and $7.6 million in 1997, 1998 and 1999, respectively, representing increases of 28% from 1997 to 1998 and 29% from 1998 to 1999. These increases were principally due to an increase in the installed base of users of our software products. Annual license fees were 23%, 29% and 31% of total revenues in 1997, 1998 and 1999, respectively.

     Services and other. Revenues from services and other were $6.4 million, $7.0 million and $6.3 million in 1997, 1998 and 1999, respectively, representing an increase of 9% from 1997 to 1998 and a decrease of 10% from 1998 to 1999. The decrease in 1999 was principally due to our latest software versions not needing as much consulting services in order to be used. The increase in 1998 was principally due to the increased number of new customer licenses generating increased demand for services as well as the increasing scope of professional services offered. Revenues from services and other were 32%, 35% and 26% of total revenues in 1997, 1998 and 1999, respectively.

  Cost of Revenues and Operating Expenses

     Cost of initial license fees. Costs of initial license fees were $677,000, $1.4 million and $1.4 million in 1997, 1998 and 1999, respectively, representing 8%, 19% and 13% of initial license fees in 1997, 1998 and 1999, respectively. Cost of initial license fees includes documentation, reproduction costs, product packaging, packaging design, product media, employment costs for installation and distribution personnel, the cost of third party software and amortization of previously capitalized software development costs. The decrease as a percentage of revenue in 1999 from 1998 was primarily due to savings realized from our restructuring. The increase as a percentage of revenue in 1998 from 1997 was primarily the result of increased payments for third party software integrated into our Visual CompuSet products and an increase in the amount of capitalized software resulting from the 3rd quarter 1998 release of Visual CompuSet and DPT.

     Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. Costs of annual license fees were $750,000, $862,000 and $947,000 in 1997, 1998 and 1999, respectively, representing 16%, 15% and 13% of annual license fees in 1997, 1998 and 1999, respectively. While the relative costs of servicing our customer base are decreasing, the increase in absolute dollars is attributable to additional technical support personnel necessary to support our increasing customer base.

     Cost of services and other. Costs of services and other were $3.1 million, $4.3 million and $3.6 million in 1997, 1998 and 1999, respectively, representing 48%, 62% and 58% of services and other revenue in 1997, 1998 and 1999, respectively. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The decrease in 1999 was primarily due to savings realized from our restructuring. The increase in 1998 was mainly due to the addition of new staff to perform our professional services.

     Research and development. Research and development expenses were $3.3 million, $4.3 million and $4.7 million in 1997, 1998 and 1999, respectively, representing increases of 30% from 1997 to 1998 and 9% from 1998 to 1999. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. As a percentage of total revenue, research and development expenses were 17%, 22% and 19% in 1997, 1998 and 1999, respectively. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

     We expense all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of software development are capitalized until general release of the product. The capitalized costs of software development are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic life of the product. We capitalized software development costs of $831,000, $644,000 and $643,000 in 1997, 1998 and 1999, respectively. The amount of software development costs to be capitalized in the future may change if the time between the establishment of technological feasibility of a product and its general release changes.

     Selling and marketing. Selling and marketing expenses were $9.1 million, $11.4 million and $7.7 million in 1997, 1998 and 1999, respectively, representing increases of 25% from 1997 to 1998 and a decrease of 32% from 1998 to 1999. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The decrease in 1999 was primarily the result of savings realized from our restructuring and the aligning of our commission structure with our recognition of revenue. The increase in 1998 was the result of personnel added in 1998 to increase the geographic coverage of our selling organization. Selling and marketing expenses were 46%, 56% and 32% of total revenues in 1997, 1998 and 1999, respectively.

     General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources and general corporate management expenses. General and administrative expenses were $2.9 million, $6.2 million and $4.6 million in 1997, 1998 and 1999, respectively, representing 15%, 31% and 19% of total revenues in 1997, 1998 and 1999, respectively. The decrease in 1999 was the result of savings realized from our restructuring. The increase in 1998 was the result of increased provisions for bad debts, a one-time charge for severance and recruiting costs, increased costs of outside consultants and professional fees as well as planned growth in the finance and administrative functions.

     Restructuring charges. In connection with a restructuring plan adopted in the fourth quarter of fiscal 1998, we recorded a $2.0 million restructuring charge associated with our actions to reduce our overall cost structure that had become inconsistent with our revenue base. This charge included the termination of 46 employees, the write off of impaired assets and a reduction in our leased facilities.

     Interest, net. Interest, net is composed of interest income from cash and cash equivalents and short-term investments offset by finance charges related to equipment leases. Interest, net was $1.1 million, $901,000 and $745,000 in 1997, 1998 and 1999, respectively. The decrease in 1999 is from lower cash balances due to payments made toward the restructuring charges. The decrease in 1998 was due to declining cash balances as a result of operating losses.

     Provision for income taxes. Effective tax rates were approximately 22%, 3% and 0% in 1997, 1998 and 1999, respectively. The 1998 and 1999 rates differs from the federal statutory rate primarily due to valuation allowances offsetting deferred tax assets.

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

     Our software products generally are shipped as orders are received. As a result, initial license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of receipt of initial license fees is difficult to predict because of the length of our sales cycle, typically three to twelve months from the initial contact. Because our operating expenses are based on anticipated revenue trends and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

     Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had $17.3 million in cash, cash equivalents and short-term investments. This is a decrease of $2.6 million from December 31, 1998. This decrease was mainly caused by capital investments in equipment and software and a decrease in liabilities due to the paying of expenses that resulted from our 1998 restructuring.

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

RECENTLY ENACTED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. We adopted SOP 98-1 effective January 1, 1999 with no material effect on the financial statements.

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our balance sheet at fair value. The FASB has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We expect to adopt the new Statement effective January 1, 2001. The impact on our financial statements is not expected to be material.

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 101 did not have any impact on our revenue recognition.

YEAR 2000 COMPLIANCE

     We completed all Year 2000 compliance work by December 31, 1999 and have experienced no significant problems in 2000. The costs incurred to complete this work were immaterial. We see no continued exposure to the Year 2000 problem.

EURO CONVERSION

     In January 1999, a new currency called the "Euro" was introduced in certain Economic and Monetary Union, or EMU, countries. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effects the Euro will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro. We are still assessing the impact the EMU formation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of such assessment. We have not yet determined any potential costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

     Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to French Franc and U.S. Dollar to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected first quarter 2000 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements.

INTEREST RATE RISK

     We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 1999. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning our directors is incorporated by reference to the information set forth in the section entitled "Election of Directors -- Nominees" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999. The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Financial Statements. The following consolidated financial statements, related notes thereto and the Report of Independent Auditors are included in Part IV of this Report on the pages indicated by the Index to Financial Statements as presented on page 24 of this Report.

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets -- December 31, 1998 and 1999

        Consolidated Statements of Operations -- Fiscal Years Ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Stockholders' Equity -- Fiscal Years Ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Cash Flows -- Fiscal Years Ended December 31, 1997, 1998 and 1999

        Notes to Consolidated Financial Statements

          2. Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 1997, 1998 and 1999 is filed as part of this Form 10-K and should be read in conjunction with our consolidated financial statements and related notes thereto.

        Schedule II Valuation and Qualifying Accounts...............  S-1

        Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

        3. Exhibits: See Item 14(c) below.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 1999.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedules. See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2000.

                                          DOCUMENT SCIENCES CORPORATION

                                          By:      /s/ BARTON L. FABER
                                            ------------------------------------
                                                      Barton L. Faber
                                               President and Chief Executive
                                                           Officer

Dated: March 28, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barton L. Faber his attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 28, 2000 in the capacities indicated:

                 SIGNATURES                                        TITLE
                 ----------                                        -----

             /s/ BARTON L. FABER                   President and Chief Executive Officer
---------------------------------------------          (principal executive officer)
               Barton L. Faber

            /s/ JOHN L. MCGANNON                Vice President, Chief Financial Officer and
---------------------------------------------                    Secretary
              John L. McGannon                 (principal financial and accounting officer)

            /s/ THOMAS L. RINGER                    Chairman of the Board of Directors
---------------------------------------------
              Thomas L. Ringer

             /s/ BARTON L. FABER                                 Director
---------------------------------------------
               Barton L. Faber

             /s/ CHARLES P. HOLT                                 Director
---------------------------------------------
               Charles P. Holt

            /s/ COLIN J. O'BRIEN                                 Director
---------------------------------------------
              Colin J. O'Brien

             /s/ BRIAN E. STERN                                  Director
---------------------------------------------
               Brian E. Stern

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Document Sciences Corporation

     We have audited the accompanying consolidated balance sheets of Document Sciences Corporation as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Diego, California
January 14, 2000

                         DOCUMENT SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 6,694,420     $ 3,746,357
  Short-term investments....................................   13,220,581      13,528,662
  Accounts receivable, less allowance for doubtful accounts
     of $725,561 and $765,873 in 1998 and 1999,
     respectively...........................................    4,721,466       6,063,873
  Due from affiliates.......................................    1,122,343       1,878,114
  Unbilled revenue..........................................      391,601         308,063
  Income tax receivable.....................................      331,337              --
  Other current assets......................................      519,479         913,453
                                                              -----------     -----------
Total current assets........................................   27,001,227      26,438,522
Property and equipment, net.................................    1,668,855       1,787,245
Computer software costs, net of accumulated amortization of
  $853,509 and $1,547,871 in 1998 and 1999, respectively....    1,383,590       1,332,048
Goodwill, net of accumulated amortization of $116,874 and
  $186,998 in 1998 and 1999, respectively...................      934,987         864,863
                                                              -----------     -----------
                                                              $30,988,659     $30,422,678
                                                              ===========     ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,065,986     $   605,038
  Accrued compensation......................................    1,874,044       1,876,813
  Other accrued liabilities.................................    1,773,716         695,754
  Deferred revenue..........................................    7,362,838       6,638,681
  Current portion of obligations under capital leases.......       41,568          11,376
                                                              -----------     -----------
Total current liabilities...................................   12,118,152       9,827,662
Obligations under capital leases............................       12,618           1,244
Deferred revenue............................................      448,099         313,669
Commitments
Stockholders' equity:
  Common stock, $.001 par value; Authorized
     shares -- 30,000,000; Issued and outstanding
     shares -- 10,857,958 in 1998 and 10,919,051 in 1999....       10,858          10,919
  Deferred compensation.....................................      (67,326)        (10,794)
  Treasury stock............................................     (686,989)       (609,983)
  Additional paid-in capital................................   25,409,399      25,425,809
  Accumulated comprehensive income (loss)...................      204,071        (186,500)
  Retained earnings (deficit)...............................   (6,460,223)     (4,349,348)
                                                              -----------     -----------
          Total stockholders' equity........................   18,409,790      20,280,103
                                                              -----------     -----------
                                                              $30,988,659     $30,422,678
                                                              ===========     ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1997            1998           1999
                                                     -----------    ------------    -----------
Revenues:
  Initial license fees (including $1,765,000,
     $2,987,600 and $3,138,700 from affiliates in
     1997, 1998 and 1999, respectively)............  $ 8,758,364    $  7,186,247    $10,405,839
  Annual renewal license and support fees
     (including $888,700, $1,234,300 and $1,604,600
     from affiliates in 1997, 1998 and 1999,
     respectively).................................    4,622,810       5,889,410      7,607,077
  Services and other (including $1,117,300,
     $1,184,800 and $430,300 from affiliates in
     1997, 1998 and 1999, respectively)............    6,359,135       7,031,693      6,292,324
                                                     -----------    ------------    -----------
          Total revenues...........................   19,740,309      20,107,350     24,305,240
Cost of revenues:
  Initial license fees.............................      677,324       1,367,939      1,375,892
  Annual renewal license and support fees..........      750,069         862,058        947,445
  Services and other...............................    3,096,362       4,344,896      3,628,909
                                                     -----------    ------------    -----------
          Total cost of revenues...................    4,523,755       6,574,893      5,952,246
                                                     -----------    ------------    -----------
Gross profit.......................................   15,216,554      13,532,457     18,352,994
Operating expenses:
  Research and development.........................    3,321,397       4,336,116      4,679,067
  Selling and marketing (including $121,000, $0 and
     $0 to affiliates in 1997, 1998 and 1999
     respectively).................................    9,088,486      11,353,604      7,680,764
  General and administrative.......................    2,864,868       6,214,275      4,626,854
  Restructuring charges............................           --       1,988,983             --
                                                     -----------    ------------    -----------
          Total operating expenses.................   15,274,751      23,892,978     16,986,685
                                                     -----------    ------------    -----------
Income (loss) from operations......................      (58,197)    (10,360,521)     1,366,309
Interest, net......................................    1,127,075         900,755        744,566
                                                     -----------    ------------    -----------
Income (loss) before provision for income taxes....    1,068,878      (9,459,766)     2,110,875
Provision for income taxes.........................      231,200        (306,168)            --
                                                     -----------    ------------    -----------
Net income (loss)..................................  $   837,678    $ (9,153,598)   $ 2,110,875
                                                     ===========    ============    ===========
Net income (loss) per share -- basic...............  $      0.08    $       (.86)   $       .20
                                                     ===========    ============    ===========
Weighted average shares used in basic
  calculation......................................   10,743,352      10,690,340     10,693,888
                                                     ===========    ============    ===========
Net income (loss) per share -- diluted.............  $      0.08    $       (.86)   $       .20
                                                     ===========    ============    ===========
Weighted average shares used in diluted
  calculation......................................   11,012,635      10,690,340     10,816,948
                                                     ===========    ============    ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                COMMON STOCK         TREASURY STOCK      ADDITIONAL                    ACCUMULATED     RETAINED
                            --------------------   -------------------     PAID-IN       DEFERRED     COMPREHENSIVE    EARNINGS
                              SHARES     AMOUNT    SHARES     AMOUNT       CAPITAL     COMPENSATION   INCOME (LOSS)    (DEFICIT)
                            ----------   -------   -------   ---------   -----------   ------------   -------------   -----------
Balance at December 31,
  1996....................  10,722,168   $10,722        --   $      --   $25,382,203    $(351,473)      $  13,222     $ 1,855,697
Issuance of common stock
  upon exercise of
  options.................      81,201        81        --          --        16,694           --              --              --
Purchase of treasury
  stock...................          --        --    75,000    (285,000)           --           --              --              --
Sale of treasury stock....          --        --   (14,928)     44,485            --           --              --              --
Amortization of deferred
  compensation............          --        --        --          --            --      110,004              --              --
Comprehensive income
  (loss):
  Unrealized gain on
    short-term
    investments...........          --        --        --          --            --           --          56,284              --
  Net income..............          --        --        --          --            --           --              --         837,678
  Comprehensive income....
                            ----------   -------   -------   ---------   -----------    ---------       ---------     -----------
Balance at December 31,
  1997....................  10,803,369    10,803    60,072    (240,515)   25,398,897     (241,469)         69,506       2,693,375
Issuance of common stock
  upon exercise of
  options.................      54,589        55        --          --        10,502           --              --              --
Purchase of treasury
  stock...................          --        --   212,800    (543,618)           --           --              --              --
Sale of treasury stock....          --        --   (49,714)     97,144            --           --              --              --
Amortization of deferred
  compensation............          --        --        --          --            --      174,143              --              --
Comprehensive income
  (loss):
  Unrealized loss on
    short-term
    investments...........          --        --        --          --            --           --         (22,337)             --
  Foreign currency
    translation
    adjustment............          --        --        --          --            --           --         156,902              --
  Net loss................          --        --        --          --            --           --              --      (9,153,598)
  Comprehensive loss......
                            ----------   -------   -------   ---------   -----------    ---------       ---------     -----------
Balance at December 31,
  1998....................  10,857,958    10,858   223,158    (686,989)   25,409,399      (67,326)        204,071      (6,460,223)
Issuance of common stock
  upon exercise of
  options.................      61,093        61        --          --        16,410           --              --              --
Sale of treasury stock....          --        --   (48,276)     77,006            --           --              --              --
Amortization of deferred
  compensation............          --        --        --          --            --       56,532              --              --
Comprehensive income
  (loss):
  Unrealized loss on
    short-term
    investments...........          --        --        --          --            --           --        (271,098)             --
  Foreign currency
    translation
    adjustment............          --        --        --          --            --           --        (119,473)             --
  Net income..............          --        --        --          --            --           --              --       2,110,875
  Comprehensive income....
                            ----------   -------   -------   ---------   -----------    ---------       ---------     -----------
Balance at December 31,
  1999....................  10,919,051   $10,919   174,882   $(609,983)  $25,425,809    $ (10,794)      $(186,500)    $(4,349,348)
                            ==========   =======   =======   =========   ===========    =========       =========     ===========

                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
Balance at December 31,
  1996....................   $26,910,371
Issuance of common stock
  upon exercise of
  options.................        16,775
Purchase of treasury
  stock...................      (285,000)
Sale of treasury stock....        44,485
Amortization of deferred
  compensation............       110,004
Comprehensive income
  (loss):
  Unrealized gain on
    short-term
    investments...........        56,284
  Net income..............       837,678
                             -----------
  Comprehensive income....       893,962
                             -----------
Balance at December 31,
  1997....................    27,690,597
Issuance of common stock
  upon exercise of
  options.................        10,557
Purchase of treasury
  stock...................      (543,618)
Sale of treasury stock....        97,144
Amortization of deferred
  compensation............       174,143
Comprehensive income
  (loss):
  Unrealized loss on
    short-term
    investments...........       (22,337)
  Foreign currency
    translation
    adjustment............       156,902
  Net loss................    (9,153,598)
                             -----------
  Comprehensive loss......    (9,019,033)
                             -----------
Balance at December 31,
  1998....................    18,409,790
Issuance of common stock
  upon exercise of
  options.................        16,471
Sale of treasury stock....        77,006
Amortization of deferred
  compensation............        56,532
Comprehensive income
  (loss):
  Unrealized loss on
    short-term
    investments...........      (271,098)
  Foreign currency
    translation
    adjustment............      (119,473)
  Net income..............     2,110,875
                             -----------
  Comprehensive income....     1,720,304
                             -----------
Balance at December 31,
  1999....................   $20,280,103
                             ===========

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1998            1999
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)................................  $    837,678    $ (9,153,598)   $  2,110,875
Adjustments to reconcile net income (loss) to net
  cash (used in) operating activities:
  Depreciation and amortization..................       455,663         614,099         529,188
  Amortization of goodwill.......................        46,749          70,125          70,124
  Loss on disposal of fixed assets...............            --         610,159          25,881
  Amortization of computer software costs........        91,340         377,384         694,362
  Amortization of deferred compensation..........       110,004         174,143          56,532
  Current income tax expense payable to
     affiliates..................................        76,443        (387,443)             --
  Deferred income taxes..........................        99,200         (85,000)             --
  Provision for doubtful accounts................       432,451         507,283          44,510
  Changes in operating assets and liabilities,
     net of effects of acquired business:
     Accounts receivable.........................    (3,336,203)        398,369      (1,885,316)
     Due from affiliates.........................       658,958         679,251        (283,754)
     Unbilled revenue............................      (288,932)       (102,669)         83,538
     Income tax receivable.......................            --        (331,337)        331,337
     Other current assets........................       (47,584)       (239,162)       (395,671)
     Accounts payable............................       (25,054)        391,675        (456,309)
     Accrued compensation........................       (44,030)      1,080,978           7,935
     Accrued liabilities.........................      (108,933)      1,374,169      (1,075,860)
     Deferred revenue............................       404,780       3,990,648        (844,986)
                                                   ------------    ------------    ------------
Net cash (used in) operating activities..........      (637,470)        (30,926)       (987,614)
INVESTING ACTIVITIES
Purchases of short-term investments..............   (16,905,885)    (16,196,630)    (16,027,127)
Sales of short-term investments..................    19,220,812      18,194,575      12,784,046
Maturities of short-term investments.............     2,599,431       3,010,000       2,935,000
Purchases of property and equipment, net.........    (1,593,389)       (752,194)       (709,568)
Proceeds from disposal of assets.................            --              --          29,640
Unrealized losses on securities..................            --         (22,337)       (271,098)
Cash paid for acquired business..................      (507,000)             --              --
Additions to computer software costs.............      (831,317)       (643,655)       (642,820)
                                                   ------------    ------------    ------------
Net cash provided by (used in) investing
  activities.....................................     1,982,652       3,589,759      (1,901,927)
FINANCING ACTIVITIES
Principal payments under capital lease
  obligations....................................       (60,835)        (63,158)        (41,566)
Purchase of treasury stock.......................      (285,000)       (543,618)             --
Sale of treasury stock...........................        44,485          97,144          77,006
Proceeds from issuance of common stock...........        16,775          10,557          16,471
                                                   ------------    ------------    ------------
Net cash provided by (used in) financing
  activities.....................................      (284,575)       (499,075)         51,911
                                                   ------------    ------------    ------------
Increase (decrease) in cash and cash
  equivalents....................................     1,060,607       3,059,758      (2,837,630)
Foreign currency translation adjustment..........            --         108,361        (110,433)
Cash and cash equivalents at beginning of year...     2,465,694       3,526,301       6,694,420
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $  3,526,301    $  6,694,420    $  3,746,357
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid....................................  $     17,777    $     11,135    $      3,108
                                                   ============    ============    ============

                            See accompanying notes.

                         DOCUMENT SCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Document Sciences Corporation was incorporated on October 18, 1991 in Delaware as a subsidiary of Xerox Corporation ("Xerox"). We develop, market and support a family of document automation software products and services used in high volume electronic publishing applications. Autograph, our document automation software architecture, enables personalized publishing solutions for many industries including insurance, managed healthcare, financial services, commercial print services, government, telecommunications and manufacturing.

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

BASIS OF PRESENTATION

     In 1994, we established a wholly owned subsidiary, Document Sciences Europe, in France, in order to market and support our products to the European community. The accompanying consolidated financial statements include the accounts of all our operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

FOREIGN OPERATIONS

     The functional currency of our French subsidiary is the French Franc. The balance sheet accounts of our subsidiary are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. For the years ended December 31, 1998 and 1999, foreign currency translation gains are recorded as a separate component of stockholders' equity. Foreign currency translation gains and losses were not material in 1997. Foreign currency transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations and were not material during the years ended December 31, 1997, 1998 and 1999.

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

CONCENTRATION OF CREDIT RISK

     We sell our products primarily to large, multinational customers in the United States, Europe, Brazil, Canada and Australia. We derived 28%, 31% and 25% of our total revenues from customers outside the United States for the years ended December 31, 1997, 1998 and 1999, respectively. A significant concentration of our customers is in the insurance and commercial print service industries. Xerox was the only customer that accounted for more than 10% of our revenue in any one year. They accounted for 23%, 27% and 21% for the years ended December 31, 1997, 1998 and 1999, respectively.

     Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. We estimate our potential losses on trade receivables on an ongoing basis and provide for anticipated losses in the period in which the revenues are recognized.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. To date, no such impairments have been identified.

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

     Capitalized costs of software to be sold, licensed or otherwise marketed are amortized using the greater of the amount computed using the ratio of current period product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could result in charges to our operating results in future periods.

DEPRECIATION AND AMORTIZATION

     Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally five to seven years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements. Amortization of goodwill is provided over an estimated life of 15 years.

                         DOCUMENT SCIENCES CORPORATION

REVENUE RECOGNITION

     We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The portion of the initial license fee representing the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

COMPUTATION OF NET INCOME PER SHARE

     In accordance with SFAS No. 128, Earnings per Share, "Basic EPS" includes no dilution and is based on weighted-average common shares outstanding for the period. SFAS No. 128 also requires companies with complex capital structures to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options.

     In 1997 and 1999, the difference between weighted-average shares used in determining Basic EPS versus Diluted EPS related to dilutive common stock options totaled 269,288 and 123,060 shares, respectively. Common stock options to purchase 248,182, 867,234 and 1,523,619 shares were excluded from the calculation of weighted-average shares used in determining Diluted EPS for 1997, 1998 and 1999, respectively, as their effect would have been antidilutive.

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

COMPREHENSIVE INCOME

     In 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on invest-

                         DOCUMENT SCIENCES CORPORATION
ments, shall be reported, net of their related tax effect, to arrive at comprehensive income. We have disclosed comprehensive income in our financial statements accordingly.

SEGMENT INFORMATION

     In 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. This financial information is required to be reported on the basis that is used internally for evaluating the segment performance. We evaluate our operations in two segments, United States and Europe operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. We adopted SOP 98-1 effective January 1, 1999 with no material effect on the financial statements.

RECLASSIFICATIONS

     Certain reclassifications, none of which affect net income (loss), have been made to prior years' amounts in order to conform to the current year's presentation.

 2. FINANCIAL STATEMENT INFORMATION

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following at December 31:

                                                               1998           1999
                                                            -----------    -----------
Computer equipment........................................  $ 1,763,942    $ 1,908,711
Office equipment..........................................      243,857        243,100
Office furniture and fixtures.............................      449,444        323,281
Leasehold improvements....................................      242,155        681,004
                                                            -----------    -----------
                                                              2,699,398      3,156,096
Less accumulated depreciation and amortization............   (1,030,543)    (1,368,851)
                                                            -----------    -----------
                                                            $ 1,668,855    $ 1,787,245
                                                            ===========    ===========

     The cost of equipment acquired under capital leases totaled $217,071 at December 31, 1998 and 1999, respectively, with accumulated depreciation of $131,958 and $168,614 at December 31, 1998 and 1999, respectively.

                         DOCUMENT SCIENCES CORPORATION

INVESTMENTS

     We have classified all of our investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 1998 and 1999:

                                                      GROSS         GROSS
                                                    UNREALIZED    UNREALIZED     ESTIMATED
                                        COST          GAINS         LOSSES      FAIR VALUE
                                     -----------    ----------    ----------    -----------
DECEMBER 31, 1998
U.S. treasury securities...........  $ 5,048,469     $ 5,723       $  7,081     $ 5,047,111
U.S. government agency
  obligations......................    3,046,330      25,018             --       3,071,348
Obligations of states, territories
  and political subdivisions.......    1,353,893          --             --       1,353,893
U.S. corporate securities..........    3,724,720      23,509             --       3,748,229
                                     -----------     -------       --------     -----------
                                     $13,173,412     $54,250       $  7,081     $13,220,581
                                     ===========     =======       ========     ===========
DECEMBER 31, 1999
U.S. treasury securities...........  $ 4,173,981     $    --       $102,917     $ 4,071,064
U.S. government agency
  obligations......................    3,356,996          --         23,372       3,333,624
U.S. corporate securities..........    6,221,613         482         98,121       6,123,974
                                     -----------     -------       --------     -----------
                                     $13,752,590     $   482       $224,410     $13,528,662
                                     ===========     =======       ========     ===========

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity, are shown below:

                                                          COST        ESTIMATED FAIR VALUE
                                                       -----------    --------------------
Due in one year or less..............................  $ 4,480,147        $ 4,471,482
Due after one year through ten years.................    9,272,443          9,057,180
                                                       -----------        -----------
                                                       $13,752,590        $13,528,662
                                                       ===========        ===========

 3. SEGMENT INFORMATION

     The tables below summarize our operations in the United States and by those of our subsidiary, Document Sciences Europe:

                                 UNITED STATES      EUROPE      ELIMINATIONS       TOTALS
                                 -------------    ----------    ------------    ------------
YEAR ENDED DECEMBER 31, 1997
Sales to unaffiliated
  customers....................  $ 13,423,889     $2,545,303      $     --      $ 15,969,192
Sales to affiliates............     1,871,136      1,899,981            --         3,771,117
                                 ------------     ----------      --------      ------------
Revenues.......................  $ 15,295,025     $4,445,284      $     --      $ 19,740,309
                                 ------------     ----------      --------      ------------
Operating income (loss)........  $   (267,503)    $  209,306      $     --      $    (58,197)
                                 ------------     ----------      --------      ------------
Identifiable assets............  $ 32,185,873     $2,059,769      $(16,666)     $ 34,228,976
                                 ============     ==========      ========      ============

                                 UNITED STATES      EUROPE      ELIMINATIONS       TOTALS
                                 -------------    ----------    ------------    ------------
YEAR ENDED DECEMBER 31, 1998
Sales to unaffiliated
  customers....................  $ 13,581,446     $2,081,749      $     --      $ 15,663,195
Sales to affiliates............     2,019,548      2,424,607            --         4,444,155
                                 ------------     ----------      --------      ------------
Revenues.......................  $ 15,600,994     $4,506,356      $     --      $ 20,107,350
                                 ------------     ----------      --------      ------------
Operating income (loss)........  $(10,404,611)    $   44,090      $     --      $(10,360,521)
                                 ------------     ----------      --------      ------------
Identifiable assets............  $ 29,811,491     $1,193,834      $(16,666)     $ 30,988,659
                                 ============     ==========      ========      ============

                         DOCUMENT SCIENCES CORPORATION

                                         UNITED
                                         STATES        EUROPE     ELIMINATIONS      TOTALS
                                      ------------   ----------   ------------   ------------
YEAR ENDED DECEMBER 31, 1999
Sales to unaffiliated customers.....  $ 17,904,917   $2,200,623     $     --     $ 20,105,540
Sales to affiliates.................     2,709,352    1,490,348           --        4,199,700
                                      ------------   ----------     --------     ------------
Revenues............................  $ 20,614,269   $3,690,971     $     --     $ 24,305,240
                                      ------------   ----------     --------     ------------
Operating income (loss).............  $  1,549,879   $ (183,570)    $     --     $  1,366,309
                                      ------------   ----------     --------     ------------
Identifiable assets.................  $ 30,106,425   $  332,919     $(16,666)    $ 30,422,678
                                      ============   ==========     ========     ============

     In 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Sales attributable to the United States were made to customers located in North America, South America and Australia. Sales attributable to Europe are based on those sales generated by our French subsidiary. These sales were made to customers located in Europe, the Middle East and Africa.

 4. LEASES

     We lease our headquarters in Carlsbad, California under an operating lease expiring on February 28, 2005. Under the terms of the lease, effective March 1, 1999, monthly rental payments will be increased annually by 4%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 4%. Our offices in France and Milwaukee, Wisconsin are under operating leases expiring on April 15, 2004 and March 31, 2003, respectively. We also lease certain equipment under capital leases. Annual future minimum lease payments as of December 31, 1999 are as follows:

                                                              OPERATING    CAPITAL
                 YEARS ENDING DECEMBER 31,                      LEASES     LEASES
                 -------------------------                    ----------   -------
     2000...................................................  $  407,129   $12,346
     2001...................................................     420,089     1,260
     2002...................................................     433,416        --
     2003...................................................     304,932        --
     2004...................................................     268,815        --
     Thereafter.............................................      45,092        --
                                                              ----------   -------
                                                               1,879,473    13,606
Less amount representing interest.......................................      (986)
                                                                           -------
Present value of net minimum lease payments.............................    12,620
Less current portion....................................................   (11,376)
                                                                           -------
Long-term portion of capital lease obligations..........................   $ 1,244
                                                                           =======

     Rent expense for the years ended December 31, 1997, 1998 and 1999 was $522,694, $576,417 and $451,871, respectively.

 5. STOCKHOLDERS' EQUITY

STOCK

     As of December 31, 1999, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

                         DOCUMENT SCIENCES CORPORATION

STOCK INCENTIVE PLANS

     Our Stock Incentive Plans provide for the issuance of incentive and nonstatutory options to purchase Common Shares to eligible employees, officers, directors of and consultants to Document Sciences. Our 1993 Stock Incentive Plan (the "1993 Plan") provided for the issuance of up to 1,500,000 shares. In October 1995, the Board of Directors approved the 1995 Stock Incentive Plan (the "1995 Plan"), which provided for the issuance of an additional 779,250 shares which included 29,250 shares previously reserved for issuance under the 1993 Plan. In 1998, this plan was amended to provide for the issuance of an additional 750,000 shares. In 1999, this plan was amended to provide for the issuance of an additional 350,000 shares. The 1995 Plan replaced the 1993 Plan. All outstanding options under the 1993 Plan remain exercisable in accordance with their original terms. Terms of stock purchase or stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. The maximum term of the options granted under the 1995 Plan is ten years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The exercise price of nonstatutory stock options and stock issued under purchase rights must equal at least 85% of the fair market value on the date of grant or time of issuance.

     The following table summarizes stock option activity under the stock incentive plans:

                                                                               WEIGHTED
                                               NUMBER       OPTION PRICE     AVERAGE PRICE
                                              OF SHARES      PER SHARE         PER SHARE
                                              ---------    --------------    -------------
Balance at December 31, 1997................    517,470    $ .03 - $15.00        $3.57
  Granted...................................    567,038    $1.75 - $ 3.38        $2.47
  Exercised.................................    (54,589)   $ .17 - $  .67        $ .19
  Canceled..................................   (162,685)   $ .17 - $15.00        $4.13
                                              ---------
Balance at December 31, 1998................    867,234    $ .03 - $10.00        $2.64
  Granted...................................  1,297,850    $1.50 - $ 2.00        $1.90
  Exercised.................................    (61,093)   $ .03 - $  .67        $ .27
  Canceled..................................   (457,312)   $ .03 - $10.00        $2.70
                                              ---------
Balance at December 31, 1999................  1,646,679    $ .03 - $10.00        $2.10
                                              =========

     As of December 31, 1999, 330,733 of the options were vested and exercisable and 142,456 were available for future grant. Following is a breakdown of the options outstanding as of December 31, 1999:

                                             WEIGHTED                    WEIGHTED
                                              AVERAGE                     AVERAGE
                              WEIGHTED       EXERCISE                    EXERCISE
  RANGE OF                     AVERAGE       PRICE OF                    PRICE OF
  EXERCISE      OPTIONS       REMAINING       OPTIONS       OPTIONS       OPTIONS
   PRICES     OUTSTANDING   LIFE IN YEARS   OUTSTANDING   EXERCISABLE   EXERCISABLE
------------  -----------   -------------   -----------   -----------   -----------
$ .03 - $ .67..     96,449      4.34          $ 0.24         95,311       $ 0.24
$1.70 - $4.75..  1,524,208      9.44          $ 2.08        213,198       $ 2.51
$10.00......      26,022        6.53          $10.00         22,224       $10.00
               ---------                                    -------
               1,646,679        9.10          $ 2.10        330,733       $ 2.36
               =========                                    =======

     In 1996, we recorded $440,000 of deferred compensation for options granted to employees prior to our initial public offering, which closed September 19, 1996. The amount recorded represents the difference between the option grant price and the deemed fair market value of the related shares. We are amortizing such amount ratably over the 48-month vesting period of the options.

     On March 17, 1998, 68,403 options with exercise prices between $5.00 and $15.00 per share were repriced to $4.75 per share, the fair market value of the stock at such date.

                         DOCUMENT SCIENCES CORPORATION

     Adjusted pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. For options granted in the period prior to September 19, 1996, the fair value for options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5% - 6%, dividend yields of 0% and a weighted-average expected life of the option of four to seven years. For options granted from September 19, 1996 to December 31, 1999, the fair value of options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5% - 6%, dividend yields of 0%, expected volatility of .69 to 1.43 and a weighted-average expected life of the option of seven years.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on reported net income (loss) for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1997         1998           1999
                                                 --------    -----------    ----------
Adjusted pro forma basic net income (loss).....  $592,538    $(9,704,706)   $1,466,003
Adjusted pro forma basic net income (loss) per
  share........................................  $    .05    $      (.91)   $      .14
Adjusted pro forma diluted net income (loss)
  per
  share........................................  $    .05    $      (.91)   $      .14

     Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 350,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower.

 6. INCOME TAXES

     For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                   1997          1998           1999
                                                ----------    -----------    ----------
United States.................................  $  778,573    $(9,660,080)   $2,294,445
Foreign.......................................     290,305        200,314      (183,570)
                                                ----------    -----------    ----------
                                                $1,068,878    $(9,459,766)   $2,110,875
                                                ==========    ===========    ==========

                         DOCUMENT SCIENCES CORPORATION

     The provision for income taxes (benefit) is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1997        1998       1999
                                                        --------    ---------    ----
Current:
  Federal.............................................  $  3,500    $(331,337)    $--
  State...............................................    19,900           --     --
  Foreign.............................................   108,600      110,169     --
                                                        --------    ---------     --
                                                         132,000     (221,168)    --
Deferred (credit):
  Federal.............................................   122,100     (104,000)    --
  State...............................................   (22,900)      19,000     --
  Foreign.............................................        --           --     --
                                                        --------    ---------     --
                                                          99,200      (85,000)    --
                                                        --------    ---------     --
                                                        $231,200    $(306,168)    $--
                                                        ========    =========     ==

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                 -------------------------------------
                                                   1997          1998          1999
                                                 ---------    ----------    ----------
Deferred tax liabilities:
  Computer software costs......................  $(411,500)   $ (509,100)   $ (490,200)
  Fixed assets.................................         --      (127,900)     (149,600)
                                                 ---------    ----------    ----------
          Total deferred tax liabilities.......   (411,500)     (637,000)     (639,800)
                                                 ---------    ----------    ----------
Deferred tax assets:
  Operating loss carryforwards.................         --     2,496,000     2,362,700
  Accrued vacation.............................    125,100       132,000       157,600
  Provision for doubtful accounts..............     76,600       262,400       255,400
  Research and development credits.............    118,000       205,900       231,900
  Restructuring charges........................         --       728,800            --
  State taxes..................................      6,800            --            --
                                                 ---------    ----------    ----------
          Total deferred tax assets............    326,500     3,825,100     3,007,600
Valuation allowance............................         --     3,188,100     2,367,800
                                                 ---------    ----------    ----------
          Net deferred tax assets..............    326,500       637,000       639,800
                                                 ---------    ----------    ----------
          Net deferred tax asset (liability)...  $ (85,000)   $        0    $        0
                                                 =========    ==========    ==========

     A valuation allowance has been recognized to offset deferred tax assets as of December 31, 1998 and 1999 as realization of such assets is uncertain.

     As of December 31, 1999, we have Federal and California research and development tax credit carryforwards of approximately $172,400 and $59,500, respectively, which will begin to expire in 2012 unless previously utilized.

                         DOCUMENT SCIENCES CORPORATION

     The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 1997, 1998 and 1999 to income before income taxes are as follows:

                                                                     DECEMBER 31,
                                                         -------------------------------------
                                                           1997          1998          1999
                                                         ---------    -----------    ---------
Provision at statutory rate............................  $ 374,107    $(3,310,918)   $ 738,806
Benefit for graduated rates............................    (10,689)        94,596      (21,109)
State income taxes, net of Federal benefit.............     (1,950)            --           --
Increase (decrease) in valuation allowance.............         --      3,188,100     (820,300)
Benefit of research credits............................   (118,004)            --           --
Permanent differences and other........................    (12,264)      (277,946)    (102,603)
                                                         ---------    -----------    ---------
Provision for income taxes.............................  $ 231,200    $  (306,168)   $      --
                                                         =========    ===========    =========

 7. TRANSACTIONS WITH AFFILIATES

     Until September 30, 1999, we had a strategic marketing alliance with Xerox under which both parties agreed to pay each other fees on referrals that led to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying statements of operations are commissions earned from Xerox totaling $859,000, $344,000 and $287,000 in 1997, 1998 and
1999, respectively. These commissions were 4%, 2% and 1% of total revenues in 1997, 1998 and 1999, respectively. Commissions paid relating to referrals from Xerox, included in selling and marketing expense in the accompanying statements of operations, were $121,000, $0 and $0 in 1997, 1998 and 1999, respectively.

     We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Canada, Australia and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $1.0 million, $1.7 million and $2.4 million in 1997, 1998 and 1999, respectively. Included in accounts receivable are $333,900, $473,800 and $900,500 from these revenues at December 31, 1997, 1998 and 1999, respectively.

     We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements were $1.9 million, $2.4 million and $2.2 million in 1997, 1998 and 1999, respectively. Related accounts receivable are $414,500, $181,600 and $663,300 at December 31, 1997, 1998 and 1999, respectively. We also license software to Xerox and affiliates of Xerox in the United States. These revenues were $864,100, $962,600 and $263,600 in 1997, 1998 and 1999, respectively. Related accounts receivable are $419,200, $379,000 and $221,400 at December 31, 1997, 1998 and 1999, respectively.

 8. SALES COMMITMENTS

     In 1999, we began licensing software for non-cancelable three-year terms. Where we provide extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognize license revenue when invoices come due, as SOP 97-2 precludes us from recognizing the portion of these licenses that is not currently due from the customer. Amounts not currently due from customers on these agreements are not reflected on our Balance Sheet and are identified below.

     We also began signing customers to non-cancelable three-year maintenance agreements, which we recognize ratably over the service period. As we invoice these agreements, the amounts are recorded initially to Deferred Revenue. Amounts to be invoiced are not reflected on our Balance Sheet and are identified below.

                         DOCUMENT SCIENCES CORPORATION

     The following table summarizes these multi-year license and maintenance agreement activities for 1999, showing ending balances not reflected on our Balance Sheet at December 31, 1999:

                                                     UNRECOGNIZED REVENUE BACKLOG
                                               -----------------------------------------
                                                              MAINTENANCE
                                                LICENSES      AGREEMENTS       TOTALS
                                               -----------    -----------    -----------
Balances at December 31, 1998................  $       -0-    $      -0-     $       -0-
1999 additions...............................    2,905,033     3,876,105       6,791,237
1999 revenue recognized......................   (2,064,003)     (289,463)     (2,353,466)
Invoiced and included in Deferred Revenue....          -0-      (661,125)       (661,125)
                                               -----------    ----------     -----------
Balances at December 31, 1999................  $   841,030    $2,925,517     $ 3,766,547
                                               ===========    ==========     ===========

     All revenue from the unrecognized revenue backlog will have been recognized by the end of the fourth quarter of 2002.

 9. EMPLOYEE RETIREMENT PLAN

401(K) PLAN

     Document Sciences has an employee savings and retirement plan (the "401(k) Plan") that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee's compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee's interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 1998 and 1999, we made discretionary contributions of $443,000 and $346,200, respectively.

10. RESTRUCTURING CHARGES

     In December 1998, our Board of Directors approved a plan of restructuring and we recorded a charge of approximately $2.0 million. At December 31, 1998, our restructuring reserve totaled $1.5 million. This amount was paid in 1999 and there was no reserve remaining at December 31, 1999.

                                  SCHEDULE II

                         DOCUMENT SCIENCES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                      END
                                                   OF YEAR       EXPENSES     DEDUCTIONS     OF YEAR
                                                  ----------    ----------    ----------    ----------
Year Ended December 31, 1997
  Allowance for doubtful accounts and returns...   $227,112     $  432,451     $441,285      $218,278
Year Ended December 31, 1998
  Allowance for doubtful accounts and returns...    218,278      1,199,425      692,142       725,561
Year Ended December 31, 1999
  Allowance for doubtful accounts and returns...    725,561        219,482      179,170       765,873

                         DOCUMENT SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1999

                               INDEX TO EXHIBITS

  EXHIBIT                                                                    SEQUENTIAL
  NUMBER                           EXHIBIT DESCRIPTION                       PAGE NUMBER
-----------                        -------------------                       -----------
 3.1(1)        Restated Certificate of Incorporation of the Registrant
               filed May 1, 1992.
 3.2(1)        Form of Amended and Restated Certificate of Incorporation of
               the Registrant.
 3.3(1)        Amended and Restated Bylaws of the Registrant.
 3.4(1)        Form of Certificate of Amendment of Certificate of
               Incorporation of the Registrant.
 4.1(1)        Specimen Stock Certificate.
10.1(1)(3)     Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2(1)(3)     1993 Stock Option Plan and Form of Agreement.
10.3(5)        1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4(1)(3)     Stockholder Rights Agreement Dated September 1996 Between
               the Registrant and Xerox Corporation.
10.5(1)        Tax Sharing Agreement Dated August 1996 Between the
               Registrant and Xerox Corporation.
10.6(1)        Transfer and License Agreement Dated July 1, 1992, as
               Amended in September 1994, Between the Registrant and Xerox
               Corporation.
10.7(1)        Strategic Marketing Alliance Agreement Dated September 1,
               1993, Between the Registrant and Xerox Corporation.
10.8(1)        Value Added Remarketer Agreement Between Xerox Canada
               Limited and the Registrant.
10.9(1)        Value Added Reseller Agreement Between N.V. Rank Xerox S.A.
               and the Registrant.
10.10(1)       Form of Professional Services Agreement.
10.11(1)       Form of Domestic Value Added Remarketer Agreement.
10.12(1)       Form of International Value Added Reseller Agreement.
10.13(1)       Form of Software License and Software Support Agreement.
10.14(2)       Lease for Registrant's Principal Facilities, as Amended and
               Assignment of Lease.
10.15(1)(3)    Letter Agreement Between Tony Domit and the Registrant.
10.16(1)(3)    Letter Agreement Between Thomas Anthony and the Registrant.
10.17(1)(3)    Letter Agreement Between Judith A. O'Reilly and the
               Registrant.
10.18(1)(3)    Letter Agreement Between Daniel Fregeau and the Registrant.
10.19(1)(3)    Letter Agreement Between Alfred G. Altomare and the
               Registrant.
10.20(1)       Value Added Reseller Agreement Between Geneva Digital Ltd.
               and the Registrant.
10.21(1)       Value Added Remarketer Agreement Between Business and
               Business and the Registrant.
10.22(5)       1997 Employee Stock Purchase Plan, as amended.
10.23(4)       Tony N. Domit Agreement.
10.24(4)       Xerox Cooperative Marketing Agreement.
10.25(4)       Xerox Canada Cooperative Marketing and Customer Support
               Agreement.
10.26(5)       International Business Machines Marketing Agreement.

  EXHIBIT                                                                    SEQUENTIAL
  NUMBER                           EXHIBIT DESCRIPTION                       PAGE NUMBER
-----------                        -------------------                       -----------
10.27(5)       Lease for Company's new Principal Facilities, as Amended,
               and Assignment of Lease.
10.28(5)       Thomas J. Anthony Agreement.
10.29(5)       Robert J. Pryor Agreement.
10.30(5)       John H. Wilson Consulting Agreement.
21.1(1)        List of Subsidiaries.
23.1(6)        Consent of Ernst & Young LLP, Independent Auditors.
24.1(6)        Power of Attorney (See page 23)
27(6)          Financial Data Schedule.

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

(5) Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6) Filed herewith.