Form 10-Q
period 2000-03-31
DOCUMENT SCIENCES CORP
filed 2000-05-10
CIK 1016831

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

   or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From ____________ to ____________

Commission file number 0-20981

                          DOCUMENT SCIENCES CORPORATION

                    Delaware                                     33-0485994
                    --------                                     ----------
        (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or of organization)                    Identification No.)

              6339 Paseo del Lago
                  Carlsbad, CA                                     92009
                  ------------                                     -----
    (Address of principal executive offices)                     (Zip Code)

                                 (760) 602-1400
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

        The number of shares of the issuer's Common Stock outstanding as of April 30, 2000 was 10,920,251.

                          DOCUMENT SCIENCES CORPORATION

                                                                                                        PAGE
                                                                                                         NO.
                                                                                                        ----
                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets---March 31, 2000 and December 31, 1999 .................................       3

Consolidated statements of operations---three months ended March 31, 2000 and 1999 .................       4

Consolidated statements of cash flows---three months ended March 31, 2000 and 1999 .................       5

Notes to consolidated financial statements .........................................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......       8


                                PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ........................................      16

Signature ..........................................................................................      16

PART I.  FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (Unaudited)

                          DOCUMENT SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,        DECEMBER 31,
                                                                           2000               1999
                                                                       ------------       ------------
                                                                        (UNAUDITED)          (NOTE)
ASSETS
Current assets:
    Cash and cash equivalents                                          $  3,740,325       $  3,746,357
    Short-term investments                                               13,957,802         13,528,662
    Accounts receivable, net                                              3,707,394          6,063,873
    Due from affiliates                                                   2,524,623          1,878,114
    Unbilled revenue                                                        451,813            308,063
    Other current assets                                                    962,638            913,453
                                                                       ------------       ------------
       Total current assets                                              25,344,595         26,438,522
Property and equipment, net                                               1,864,068          1,787,245
Capitalized computer software development costs, net                      1,180,027          1,332,048
Goodwill, net                                                               847,332            864,863
                                                                       ------------       ------------
       Total assets                                                    $ 29,236,022       $ 30,422,678
                                                                       ============       ============

LIABILITIES
Current liabilities:
    Accounts payable                                                   $    565,910       $    605,038
    Accrued compensation                                                    791,646          1,876,813
    Other accrued liabilities                                               611,539            695,754
    Deferred revenue                                                      6,276,569          6,638,681
    Current portion of obligations under capital leases                       9,911             11,376
                                                                       ------------       ------------
       Total current liabilities                                          8,255,575          9,827,662

Obligations under capital leases                                                 --              1,244
Deferred revenue                                                            291,264            313,669

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value; Authorized--30,000,000 shares;
      Issued and outstanding shares--10,919,051 at
      March 31, 2000 and December 31, 1999                                   10,919             10,919
    Deferred compensation                                                        --            (10,794)
    Treasury stock                                                         (609,983)          (609,983)
    Additional paid-in capital                                           25,425,809         25,425,809
    Accumulated comprehensive income                                       (202,126)          (186,500)
    Retained earnings (deficit)                                          (3,935,436)        (4,349,348)
                                                                       ------------       ------------
       Total stockholders' equity                                        20,689,183         20,280,103
                                                                       ------------       ------------
       Total liabilities and stockholders' equity                      $ 29,236,022       $ 30,422,678
                                                                       ============       ============

   Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ----------------------------
                                                            2000             1999
                                                         -----------      -----------
Revenues:
   Initial license fees                                  $ 2,539,382      $ 1,738,941
   Annual renewal license and support fees                 2,179,718        1,852,357
   Services and other                                        950,826        1,918,445
                                                         -----------      -----------
      Total revenues                                       5,669,926        5,509,743
Cost of revenues:
   Initial license fees                                      254,287          286,302
   Annual renewal license and support fees                   349,961          241,898
   Services and other                                        705,209          783,480
                                                         -----------      -----------
      Total cost of revenues                               1,309,457        1,311,680
                                                         -----------      -----------
Gross margin                                               4,360,469        4,198,063
Operating expenses:
   Research and development                                1,163,144        1,374,584
   Selling and marketing                                   1,915,178        1,843,270
   General and administrative                              1,076,820          969,108
                                                         -----------      -----------
      Total operating expenses                             4,155,142        4,186,962
                                                         -----------      -----------
Income from operations                                       205,327           11,101
   Interest income, net                                      208,585          214,704
                                                         -----------      -----------
Income before income taxes                                   413,912          225,805
   Provision for income taxes                                     --               --
                                                         -----------      -----------
Net income                                               $   413,912      $   225,805
                                                         ===========      ===========


Net income per share--basic                              $      0.04      $      0.02
                                                         ===========      ===========
Weighted average shares used in basic calculation         10,744,169       10,656,861
                                                         ===========      ===========
Net income per share--diluted                            $      0.04      $      0.02
                                                         ===========      ===========
Weighted average shares used in diluted calculation       11,626,292       10,801,804
                                                         ===========      ===========


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         -----------------------------
                                                            2000              1999
                                                         -----------       -----------
OPERATING ACTIVITIES
Net income                                               $   413,912       $   225,805
Adjustments to reconcile net income to net
 cash used in operating activities:
    Depreciation and amortization                            140,755            98,845
    Amortization of goodwill                                  17,531            17,531
    Loss on disposal of fixed assets                          12,533                --
    Amortization of computer software costs                  152,021           132,502
    Amortization of deferred compensation                     10,794            14,133
    Provision for doubtful accounts                         (215,493)           22,899
    Changes in operating assets and liabilities:
       Accounts receivable                                 2,569,816           270,404
       Due from affiliates                                  (649,221)          159,902
       Unbilled revenue                                     (143,750)         (520,657)
       Other current assets                                  (50,494)          (86,047)
       Accounts payable                                      (37,563)         (759,571)
       Accrued compensation                               (1,084,704)         (843,059)
       Other accrued liabilities                             (86,379)         (568,087)
       Deferred revenue                                     (381,962)          346,935
                                                         -----------       -----------
Net cash provided by (used in) operating activities          667,796        (1,488,465)
INVESTING ACTIVITIES
Purchases of short-term investments                       (1,745,063)       (8,942,185)
Sales of short-term investments                              315,923         4,826,816
Maturities of short-term investments                       1,000,000           750,000
Purchases of property and equipment, net                    (299,958)          (31,774)
Proceeds from disposal of assets                              69,093                --
Unrealized gains (losses) on securities                       (3,979)          (87,412)
                                                         -----------       -----------
Net cash used in investing activities                       (663,984)       (3,484,555)
FINANCING ACTIVITIES
Principal payments under capital lease obligations            (2,709)          (17,496)
Issuance of common stock                                          --            13,543
                                                         -----------       -----------
Net cash used in financing activities                         (2,709)           (3,953)
                                                         -----------       -----------
Increase (decrease) in cash and cash equivalents               1,103        (4,976,973)
Foreign currency translation adjustment                       (7,135)           23,996
Cash and cash equivalents at beginning of period           3,746,357         6,694,420
                                                         -----------       -----------
Cash and cash equivalents at end of period               $ 3,740,325       $ 1,741,443
                                                         ===========       ===========

Supplemental disclosure of cash flow information:
Interest paid                                            $       375       $     1,203
                                                         ===========       ===========


See notes to consolidated financial statements.

                          DOCUMENT SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000


Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in our 1999 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Any portion of the initial license fee representing the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

Note B-Transactions with Affiliates

Until September 30, 1999, we maintained a strategic marketing alliance with Xerox Corporation (Xerox) under which both parties agreed to pay each other commissions on referrals that lead to the successful sale or licensing of each other's products. Included in services and other revenues in the accompanying consolidated statements of income are commissions earned from Xerox totaling $0 and $96,900 for the three months ended March 31, 2000 and 1999, respectively. We paid no referral commissions to Xerox for the three months ended March 31, 2000 and 1999.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada, Brazil, Argentina and Chile. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $564,900 and $328,100 for the three months ended March 31, 2000 and 1999, respectively. Included in accounts receivable are $746,700 and $252,600 from these revenues at March 31, 2000 and 1999, respectively.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $472,900 and $658,100 for the three months ended March 31, 2000 and 1999, respectively. Related accounts receivable are $713,600 and $666,000 at March 31, 2000 and 1999, respectively.

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

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:


                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,       March 31,
                                                     2000            1999
                                                  ----------      ----------
Weighted average common shares outstanding
used in basic earnings per share calculation      10,744,169      10,656,861

Effect of dilutive stock options                     882,123         144,943
                                                  ----------      ----------

Shares used in diluted earnings per share         11,626,292      10,801,804
                                                  ==========      ==========

Note D-Sales Commitments

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

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at March 31, 2000:

                                                        Unrecognized Revenue Backlog
                                               -----------------------------------------------
                                                                 Maintenance
                                                Licenses         Agreements          Totals
                                               -----------       -----------       -----------
Balances at December 31, 1998                  $       -0-       $       -0-       $       -0-
1999 additions                                   2,905,033         3,876,105         6,791,237
Invoiced and recognized                         (2,064,003)         (289,463)       (2,353,466)
Invoiced and included in Deferred Revenue              -0-          (661,125)         (661,125)
                                               -----------       -----------       -----------
Balances at December 31, 1999                      841,030         2,925,517         3,766,547
First quarter additions                            453,356           563,346         1,016,702
Invoiced and recognized                           (528,941)         (307,823)         (836,764)
Invoiced and included in Deferred Revenue              -0-          (300,678)         (300,678)
                                               -----------       -----------       -----------
Balances at March 31, 2000                     $   765,445       $ 2,880,362       $ 3,645,807
                                               ===========       ===========       ===========

Revenue from the current unrecognized revenue backlog will be recognized by the end of the first quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain certain trend analysis and other forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under "Risk Factors" and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 1999 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in our consolidated statements of income for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2000       1999
                                                           ------     ------
    Revenues:
      Initial license fees                                    45%        31%
      Annual renewal license and support fees                 38         34
      Services and other                                      17         35
                                                            ----       ----
        Total revenues                                       100%       100%

    Cost of revenues:
      Initial license fees                                     5%         5%
      Annual renewal license and support fees                  6          5
      Services and other                                      12         14
                                                            ----       ----
        Total cost of revenues                                23%        24%
                                                            ----       ----
    Gross profit                                              77%        76%

    Operating expenses:
      Research and development                                21%        25%
      Selling and marketing                                   34         33
      General and administrative                              19         18
                                                            ----       ----
         Total operating expenses                             74%        76%
                                                            ----       ----
    Income from operations                                     3%         0%
      Interest income, net                                     4          4
                                                            ----       ----
    Income before income taxes                                 7%         4%
      Provision for income taxes                               0          0
                                                            ----       ----
    Net income                                                 7%         4%
                                                            ====       ====

Revenues

Total revenues increased 3% to $5.7 million for the three months ended March 31, 2000 from $5.5 million for the three months ended March 31, 1999. This growth was due to increases in initial and annual license fees, which were partially offset by a decline in services and other revenue.

Sales Channels. We sell our products largely through a direct sales force domestically, and internationally through distributors and value added resellers or VARS. Revenues from export sales and sales through our foreign subsidiary increased 7% to $1.5 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. This increase is primarily the result of increased revenues through Xerox affiliates in Brazil and Australia. Revenues from export sales were 26% and 25% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products increased 1% to $1.0 million for the three months ended March 31, 2000 from $986,200 for the three months ended March 31, 1999. This increase is due principally to increased revenues through Xerox affiliates in Brazil and Australia.

Initial license fees. Initial license fee revenues increased 46% to $2.5 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. This increase is due to increased sales activity in the United States, Brazil and Australia.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 18% to $2.2 million for the three months ended March 31, 2000 from $1.9 million for the three months ended March 31, 1999. The increase is due to the increasing installed base of customers.

Services and other. Revenues from services and other decreased 50% to $950,800 for the three months ended March 31, 2000 from $1.9 million for the three months ended March 31, 1999. This decrease is mainly attributable to the nature of this quarter's software sales, which did not require as much consulting services. Also, the first quarter of 1999 benefited from Xerox referral commissions of $96,900 and OEM partner referral fees of $152,600.

Cost of Revenues

Total cost of revenues was 23% and 24% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The decrease in cost of revenues as a percentage of total revenues resulted primarily from our revenue mix, which was weighted more toward higher-margin initial license fees for the three months ended March 31, 2000.

Operating Expenses

Research and development. Research and development expenses decreased 15% to $1.2 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. We capitalized no software development costs for the three months ended March 31, 2000 and 1999. The decrease is due primarily to decreased expenditures for outside consultants.

Selling and marketing. Selling and marketing expenses increased 4% to $1.9 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999. This increase is due principally to higher commissions related to higher revenues.

General and administrative. General and administrative expenses increased 11% to $1.1 million for the three months ended March 31, 2000 from $969,100 for the three months ended March 31, 1999. This increase is due principally to higher professional fees.

Provision for income taxes. For the three months ended March 31, 2000, we have recognized no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $17.7 million at March 31, 2000, representing 61% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

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

If any of the following risks actually occur, our business, results of future operations and financial condition could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast; and our future results will depend upon many factors, including the following:

        -  the demand for our products;

        -  the level of product competition and price competition we face;

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

        - For the three months ended March 31, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.1 million, representing 20% of our total revenues and

        - For the three months ended March 31, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.1 million, representing 21% of our total revenues.

Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were:

        -  2000:  $0;

        -  1999:  $96,900.

These commissions have little or no associated costs and have contributed a substantial portion of our income from operations for certain prior operating periods. This commission arrangement was terminated as of September 30, 1999.

Furthermore, there can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Though we intend to continue our existing relationships with Xerox, our strategy is to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our move to become more independent will not adversely affect our business, results of operations and financial condition. Our failure to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on our business, operating results and financial condition.

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

MAINTAINING OUR PROFESSIONAL SERVICES WORKFORCE IS NECESSARY FOR OUR FUTURE GROWTH.

We rely on the consulting services component of our professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation applications. Our ability to provide this assistance is dependent on retaining and hiring professionals to perform these consulting services. Should we be unable to maintain the necessary services workforce, our business and financial condition could be materially adversely affected.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON SALES OF A SMALL NUMBER OF PRODUCTS IN HIGHLY CONCENTRATED INDUSTRIES.

We derived 71% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the three months ended March 31, 2000. Our initial license fees from DLS and DVS comprised 19% and 10%, respectively, for the three months ended March 31, 2000. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

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

WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

        - 26% of our total revenues for the three months ended March 31, 2000 and

        -  25% of our total revenues for the three months ended March 31, 1999.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $937,000 and $1.1 million for the three months ended 2000 and 1999, respectively. Net income from this subsidiary was $654,200 and $626,400 for the three months ended 2000 and 1999, respectively. In Australia, Canada, Brazil, Argentina and Chile we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd., Xerox Brazil, Ltd., Xerox Argentina I.C.S.A., and Xerox de Chile S.A., respectively. Revenues generated by these Xerox affiliates were $564,900 and $328,100 for the three months ended 2000 and 1999, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

A portion of our business is conducted in currencies other than the U.S. Dollar, primarily the French Franc. Although exchange rate fluctuations have not had a significant impact on us, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. Dollar could cause currency transaction gains and losses in future periods. We do not currently engage in currency hedging transactions, and we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse impact on our international revenues and our business, operating results and financial condition.

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

WE MAY FACE RISKS FROM THE EURO

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


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal year 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Document Sciences Corporation
                                        (Registrant)

Date:  May 9, 2000                      /s/ John L. McGannon
------------------                      --------------------
                                        John L. McGannon
                                        Chief Financial Officer
                                        (Duly Authorized and Principal Financial
                                        Officer)

                                  EXHIBIT INDEX

Exhibit
No.                         Description
-------                     -----------
27                          Financial Data Schedule