Form 10-Q
period 2000-06-30
DOCUMENT SCIENCES CORP
filed 2000-08-14
CIK 1016831

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2000

      or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to ______________

Commission file number 0-20981

DOCUMENT SCIENCES CORPORATION

Delaware	33-0485994

(State or other jurisdiction of incorporation or of organization)	(I.R.S. Employer Identification No.)

6339 Paseo del Lago Carlsbad, CA	92009

(Address of principal executive offices)	(Zip Code)

(760) 602-1400
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No

The number of shares of the issuer’s Common Stock outstanding as of July 31, 2000 was 10,920,251.

DOCUMENT SCIENCES CORPORATION

Page
No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets—June 30, 2000 and December 31, 1999.	3

Consolidated statements of operations—three and six months ended June 30, 2000 and 1999	4

Consolidated statements of cash flows—six months ended June 30, 2000 and 1999	5

Notes to consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	17

Signature	18

EXHIBIT INDEX	18

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2000	1999

	(Unaudited)	(Note)

ASSETS

Current assets:

Cash and cash equivalents	$4,767,490	$3,746,357

Short-term investments	12,533,441	13,528,662

Accounts receivable, net	3,105,822	6,063,873

Due from affiliates	2,591,857	1,878,114

Unbilled revenue	675,250	308,063

Other current assets	858,743	913,453

Total current assets	24,532,603	26,438,522

Property and equipment, net	2,127,095	1,787,245

Capitalized computer software development costs, net	1,002,822	1,332,048

Goodwill, net	829,801	864,863

Total assets	$28,492,321	$30,422,678

LIABILITIES

Current liabilities:

Accounts payable	$285,346	$605,038

Accrued compensation	709,133	1,876,813

Other accrued liabilities	445,983	695,754

Deferred revenue	6,377,008	6,638,681

Current portion of obligations under capital leases	7,114	11,376

Total current liabilities	7,824,584	9,827,662

Obligations under capital leases	—	1,244

Deferred revenue	268,859	313,669

STOCKHOLDERS’ EQUITY

Common stock	10,920	10,919

Deferred compensation	—	(10,794)

Treasury stock	(546,150)	(609,983)

Additional paid-in-capital	25,426,608	25,425,809

Accumulated comprehensive income	(174,189)	(186,500)

Retained earnings (deficit)	(4,318,311)	(4,349,348)

Total stockholders’ equity	20,398,878	20,280,103

Total liabilities and stockholders’ equity	$28,492,321	$30,422,678

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues:

Initial license fees	$2,209,283	$2,167,913	$4,748,665	$3,906,854

Annual renewal license and support fees	2,081,048	1,881,061	4,260,766	3,733,418

Services and other	925,641	1,947,805	1,876,467	3,866,250

Total revenues	5,215,972	5,996,779	10,885,898	11,506,522

Cost of revenues:

Initial license fees	226,554	270,245	480,841	556,547

Annual renewal license and support fees	254,800	227,082	604,761	468,980

Services and other	719,387	1,191,654	1,424,596	1,975,134

Total cost of revenues	1,200,741	1,688,981	2,510,198	3,000,661

Gross margin	4,015,231	4,307,798	8,375,700	8,505,861

Operating expenses:

Research and development	1,379,598	1,418,818	2,542,742	2,793,402

Selling and marketing	2,108,769	1,688,074	4,023,947	3,531,344

General and administrative	1,162,313	1,099,701	2,239,133	2,068,809

Total operating expenses	4,650,680	4,206,593	8,805,822	8,393,555

Income (loss) from operations	(635,449)	101,205	(430,122)	112,306

Interest income, net	252,574	157,872	461,159	372,576

Income (loss) before income taxes	(382,875)	259,077	31,037	484,882

Benefit from income taxes	—	—	—	—

Net income (loss)	$(382,875)	$259,077	$31,037	$484,882

Net income (loss) per share—basic	$(0.04)	$0.02	$0.00	$0.05

Weighted average shares used in basic calculation	10,757,528	10,693,692	10,750,848	10,675,277

Net income (loss) per share—diluted	$(0.04)	$0.02	$0.00	$0.04

Weighted average shares used in diluted calculation	10,757,528	10,787,734	11,460,847	10,794,595

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2000	1999

Operating activities Net income (loss)	$31,037	$484,882

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of goodwill	35,062	35,062

Depreciation and amortization	305,651	236,429

Loss on disposal of fixed assets	12,183	—

Amortization of computer software costs	329,226	282,482

Amortization of deferred compensation	10,794	28,266

Provision for doubtful accounts	(323,725)	79,566

Changes in operating assets and liabilities:

Accounts receivable	3,281,101	1,103,839

Due from affiliates	(714,698)	(451,923)

Unbilled revenue	(367,187)	(568,329)

Other current assets	54,536	(78,315)

Accounts payable	(319,212)	(765,321)

Accrued compensation	(1,167,612)	(1,319,150)

Other accrued liabilities	(250,482)	(948,821)

Deferred revenue	(305,645)	(1,391,734)

Net cash used in operating activities	611,029	(3,273,067)

Investing activities Purchases of short-term investments	(1,745,063)	(12,303,131)

Sales of short-term investments	340,284	9,999,696

Maturities of short-term investments	2,400,000	1,250,000

Purchases of property and equipment, net	(727,358)	(501,524)

Proceeds from disposal of assets	69,443	—

Unrealized gains (losses) on securities	34,578	(156,246)

Net cash provided by (used in) investing activities	371,884	(1,711,205)

Financing activities Principal payments under capital lease obligations	(5,506)	(30,362)

Sale of treasury stock	63,833	16,472

Issuance of common stock	800	15,097

Net cash provided by (used in) financing activities	59,127	1,207

Decrease in cash and cash equivalents	1,042,040	(4,983,065)

Effect of foreign currency translation on cash	(20,907)	(37,473)

Cash and cash equivalents at beginning of period	3,746,357	6,694,420

Cash and cash equivalents at end of period	$4,767,490	$1,673,882

Supplemental disclosure of cash flow information:

Interest paid	$694	$1,909

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in our 1999 Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note B—Transactions with Affiliates

Until September 30, 1999, we maintained a strategic marketing alliance with Xerox Corporation (Xerox) under which both parties agreed to pay each other commissions on referrals that lead to the successful sale or licensing of each other’s products. Included in services and other revenues in the accompanying consolidated statements of income are commissions earned from Xerox totaling $0 and $99,800 for the three months ended June 30, 2000 and 1999, respectively, and $0 and $196,700 for the six months ended June 30, 2000 and 1999, respectively. We paid no referral commissions to Xerox for the three and six months ended June 30, 2000 and 1999.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada, Brazil, Argentina and Chile. The terms of these distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $805,500 and $632,200 for the three months ended June 30, 2000 and 1999, respectively, and $1,370,400 and $960,300 for the six months ended June 30, 2000 and 1999, respectively. Included in accounts receivable are $640,600 and $820,700 from these revenues at June 30, 2000 and 1999, respectively.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $770,700 and $400,800 for the three months ended June 30, 2000 and 1999, respectively, and $1.2 and $1.1 million for the six months ended

June 30, 2000 and 1999. Related accounts receivable are $1.0 million and $793,700 at June 30, 2000 and 1999, respectively.

Note C—Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, “Earnings per Share”. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Weighted average common shares outstanding used in basic earnings per share calculation	10,757,528	10,693,692	10,750,848	10,675,277

Effect of dilutive stock options	-0-	94,042	709,999	119,318

Shares used in diluted earnings per share	10,757,528	10,787,734	11,460,847	10,794,595

Note D—Sales Commitments

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

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at June 30, 2000:

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1998	$-0-	$-0-	$-0-

1999 additions	2,905,033	3,876,105	6,781,138

Invoiced and recognized	(2,064,003)	(289,463)	(2,353,466)

Invoiced and included in Deferred Revenue	-0-	(661,125)	(661,125)

Balances at December 31, 1999	841,030	2,925,517	3,766,547

First quarter additions	453,356	563,346	1,016,702

Invoiced and recognized	(528,941)	(307,823)	(836,764)

Invoiced and included in Deferred Revenue	-0-	(300,678)	(300,678)

Balances at March 31, 2000	765,445	2,880,362	3,645,807

Second quarter additions	344,043	376,979	721,022

Invoiced and recognized	(351,626)	(379,634)	(731,260)

Invoiced and included in Deferred Revenue	-0-	(51,029)	(51,029)

Balances at June 30, 2000	$757,862	$2,826,678	$3,584,540

Revenue from the current unrecognized revenue backlog will be recognized by the end of the second quarter of 2003.

Note E—Recently Issued Accounting Pronouncements

In December 31, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material effect on our operations or financial position. We are required to adopt SAB 101 in the fourth quarter of 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain certain trend analysis and other forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Risk Factors” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 1999 Annual Report on Form 10-K.

OVERVIEW

Document Sciences Corporation develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox, and following our initial public offering of stock in September 1996, Xerox’ ownership was reduced to approximately 62%.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues:

Initial license fees	42%	36%	44%	34%

Annual renewal license and support fees	40	31	39	32

Services and other	18	33	17	34

Total revenues	100%	100%	100%	100%

Cost of revenues:

Initial license fees	4%	4%	4%	5%

Annual renewal license and support fees	5	4	6	4

Services and other	14	20	13	17

Total cost of revenues	23%	28%	23%	26%

Gross profit	77%	72%	77%	74%

Operating expenses:

Research and development	26%	24%	23%	24%

Selling and marketing	41	28	37	31

General and administrative	22	18	21	18

Total operating expenses	89%	70%	81%	73%

Income (loss) from operations	(12)%	2%	(4)%	1%

Interest income, net	5	2	4	3

Income (loss) before income taxes	(7)%	4%	0%	4%

Provision for (benefit from) income taxes	0	0	0	0

Net income (loss)	(7)%	4%	0%	4%

Revenues

Total revenues decreased 13% to $5.2 million for the three months ended June 30, 2000 from $6.0 million for the three months ended June 30, 1999, and decreased 5% to $10.9 million for the six months ended June 30, 2000 from $11.5 million for the six months ended June 30, 1999. These decreases are due to lower revenue from consulting services.

Sales Channels. We sell our products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers (“VARS”) and, to a lesser extent, through a direct sales force. Revenues from export sales and sales through our foreign subsidiary increased 36% to $1.9 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999, and increased 21% to $3.4 million for the six months ended June 30, 2000 from $2.8 million for the six months ended June 30, 1999. These increases are primarily the result of increased revenues through our Xerox affiliates in Australia and Canada. Revenues from export sales were 37% and 24% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 31% and 25% of total revenues for the six months ended June 30, 2000 and 1999, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products increased 60% to $1.6 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999, and increased 30% to $2.6 million for the six months ended June 30, 2000 from $2.0 million for the six months ended June 30, 1999. These increases are due principally to increased revenues through our Xerox affiliates in Australia and Canada.

Initial license fees. Initial license fee revenues remained unchanged at $2.2 million for the three months ended June 30, 2000 and 1999, and increased 21% to $4.7 million for the six months ended June 30, 2000 from $3.9 million for the six months ended June 30, 1999. The increase in the six-month period is mainly due to increased sales activity in the United States and Australia.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 11% to $2.1 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999, and increased 16% to $4.3 million for the six months ended June 30, 2000 from $3.7 million for the six months ended June 30, 1999. These increases are due to the increasing installed base of customers.

Services and other. Revenues from services and other decreased 51% to $925,600 for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999, and decreased 51% to $1.9 million for the six months ended June 30, 2000 from $3.9 million for the six months ended June 30, 1999. These decreases are mainly attributable to the nature of this year’s software sales, which do not require as much consulting services as previous periods. Also, the three and six-month periods ending June 30, 1999, benefited from Xerox referral commissions of $99,800 and $196,700, respectively.

Cost of Revenues

Total cost of revenues was 23% and 28% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 23% and 26% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The decrease in cost of revenues as a percentage of total revenues resulted primarily from our revenue mix, which was weighted more toward higher-margin initial license fees.

Operating Expenses

Research and development. Research and development expenses remained unchanged at $1.4 million for the three months ended June 30, 2000 and 1999, and decreased 11% to $2.5 million for the six months ended June 30, 2000 from $2.8 million for the six months ended June 30, 1999. These decreases are due primarily to decreased expenditures for outside consultants.

Selling and marketing. Selling and marketing expenses increased 24% to $2.1 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999, and increased 14% to $4.0 million for the six months ended June 30, 2000 from $3.5 million for the six months ended June 30, 1999. These increases are due principally to increased marketing expenditures on advertising and promotion activities and trade shows.

General and administrative. General and administrative expenses increased 9% to $1.2 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999, and increased 5% to $2.2 million for the six months ended June 30, 2000 from $2.1 for the six months ended June 30, 1999. These increases are due principally to higher professional fees.

Provision for income taxes. For the three and six months ended June 30, 2000, we have recognized no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $17.3 million at June 30, 2000, representing 61% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

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

Our Quarterly Results Fluctuate Significantly and we may not be able to Maintain our Existing Growth Rates.

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast; and our future results will depend upon many factors, including the following:

•	the demand for our products;

•	the level of product competition and price competition we face;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force and indirect distribution channels;

•	the timing of our new product introductions and product enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	the activities of and acquisitions by our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and to control costs; and

•	general domestic and international economic conditions.

Our initial license fee revenue mainly depends on when orders are received and shipped. However, because of our sales model, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result. If such expenses precede increased revenues, our operating results would be materially adversely affected.

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

We are Substantially Controlled by Xerox.

Xerox owns approximately 62% of the outstanding shares of our common stock. Consequently, Xerox controls Document Sciences, is able to elect our entire board of directors and could have significant input into our operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of our assets. Xerox’s voting power could delay or prevent a change in control of Document Sciences and may prevent or discourage tender offers for our common stock at a premium price by another person or entity. Xerox affiliates currently hold two of the five seats on our board of directors.

Our Business is Dependent on Maintaining our Relationships with Xerox.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a Cooperative Marketing Agreement, a Transfer and License Agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues.

•	For the three months ended June 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.7 million, representing 33% of our total revenues;

•	For the three months ended June 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.2 million, representing 20% of our total revenues;

•	For the six months ended June 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.9 million, representing 26% of our total revenues;

•	For the six months ended June 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.3 million, representing 20% of our total revenues.

Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were for the six months ended June 30:

•	2000: $0;

•	1999: $196,700.

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

Our Operating Results are Substantially Dependent on Sales of a Small Number of Products in Highly Concentrated Industries.

We derived 76% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the six months ended June 30, 2000. Our DLS and DVS products comprised 18% and 6%, respectively, of total initial license fees for the six months ended June 30, 2000. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

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

We may be Exposed to Risks Associated with International Operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

•	37% and 31% of our total revenues for the three and six months ended June 30, 2000, respectively, and

•	24% and 25% of our total revenues for the three and six months ended June 30, 1999, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $1.1 million and $800,800 for the three months ended June 30, 2000 and 1999, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively. Net income from this subsidiary was $870,400 and $323,300 for the three months ended June 30, 2000 and 1999, respectively, and $1.5 million and $949,700 for the six months ended June 30, 2000 and 1999, respectively. In Australia, Canada, Brazil, Argentina and Chile we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd.; Xerox Brazil, Ltd.; Xerox Argentina I.C.S.A. and Xerox de Chile S.A., respectively. Revenues generated by these Xerox affiliates were $805,500 and $632,200 for the three months ended June 30, 2000 and 1999, respectively, and $1.4 million and $960,300 for the six months ended June 30, 2000 and 1999, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

Additional risks inherent in our international business activities include:

•	currency fluctuations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	our limited experience in localizing products for foreign countries;

•	lack of acceptance of our localized products in foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in managing our international operations;

•	potentially adverse tax consequences including restrictions on the repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

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

Our Products may Suffer from Defects or Errors.

Software products as complex as those we offer, particularly our new Visual CompuSet Professional Edition product, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

•	loss of revenue or delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; or

•	increased service and warranty costs.

If any of these factors occur, it would have a material adverse effect upon our business, operating results and financial condition.

We may Face Risks from the Euro

In January 1999, a new currency called the “Euro” was introduced in certain Economic and Monetary Union, or EMU, countries. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effects the Euro will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro. We are still assessing the impact the EMU formation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of such assessment. We have not yet determined any potential costs.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 7, 2000, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Thomas L. Ringer	7,301,773	427,069

Barton L. Faber	7,301,773	427,069

Charles P. Holt	7,301,773	427,069

Colin J. O’Brien	7,301,773	427,069

Brian E. Stern	7,301,773	427,069

The following proposals were voted on at our Annual Meeting:

		Affirmative	Negative		Broker
		Votes	Votes	Abstain	Non-votes

1.	Proposal to amend our 1995 Stock Incentive Plan to increase the shares of Common Stock reserved for issuance thereunder by 1,000,000. Also, to provide that, not withstanding the 100,000 share limitation on grants to an individual in any fiscal year, in connection with an individual’s initial appointment with us, he or she may be granted options or rights to purchase up to an additional 900,000 shares. Furthermore, executive officers and directors of the Company may be granted options up to an additional 100,000 shares above the 100,000 limitation in any subsequent fiscal year.	7,260,003	464,539	4,300	0

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000.	7,635,002	70,740	23,100	0

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2000	Document Sciences Corporation (Registrant) /S/ John L. McGannon John L. McGannon Chief Financial Officer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

27	Financial Data Schedule