Form 10-Q
period 2000-09-30
DOCUMENT SCIENCES CORP
filed 2000-11-14
CIK 1016831

CONFORMED

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2000

      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

      The number of shares of the issuer’s Common Stock outstanding as of October 31, 2000 was 10,922,501.

ITEM 1—FINANCIAL STATEMENTS (Unaudited)
DOCUMENT SCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS
DOCUMENT SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
DOCUMENT SCIENCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
DOCUMENT SCIENCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) September 30, 2000
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
SIGNATURE
Financial Data Schedule

DOCUMENT SCIENCES CORPORATION

Page
No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets—September 30, 2000 and December 31, 1999	3

Consolidated statements of operations—three and nine months ended September 30, 2000 and 1999	4

Consolidated statements of cash flows—nine months ended September 30, 2000 and 1999	5

Notes to consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Qualitative and Quantitative Disclosures about Market Risk	17

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	18

Signature	18

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Unaudited)	(Note)
ASSETS

Current assets:

Cash and cash equivalents	$4,269,110	$3,746,357

Short-term investments	12,945,058	13,528,662

Accounts receivable, net	4,297,539	6,063,873

Due from affiliates	1,184,157	1,878,114

Unbilled revenue	611,244	308,063

Other current assets	987,556	913,453

Total current assets	24,294,664	26,438,522

Property and equipment, net	2,024,107	1,787,245

Capitalized computer software development costs, net	1,461,595	1,332,048

Goodwill, net	812,271	864,863

Total assets	$28,592,637	$30,422,678

LIABILITIES

Current liabilities:

Accounts payable	$241,524	$605,038

Accrued compensation	701,504	1,876,813

Other accrued liabilities	608,122	695,754

Deferred revenue	6,508,629	6,638,681

Current portion of obligations under capital leases	4,226	11,376

Total current liabilities	8,064,005	9,827,662

Obligations under capital leases	—	1,244

Deferred revenue	246,454	313,669

STOCKHOLDERS’ EQUITY

Common stock	10,923	10,919

Deferred compensation	—	(10,794)

Treasury stock	(546,150)	(609,983)

Additional paid-in-capital	25,433,307	25,425,809

Accumulated comprehensive income	(88,939)	(186,500)

Retained earnings (deficit)	(4,526,963)	(4,349,348)

Total stockholders’ equity	20,282,178	20,280,103

Total liabilities and stockholders’ equity	$28,592,637	$30,422,678

      Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues:

Initial license fees	$2,010,895	$2,404,746	$6,759,560	$6,311,600

Annual renewal license and support fees	2,176,075	1,898,331	6,436,841	5,631,749

Services and other	794,851	1,223,628	2,671,318	5,089,878

Total revenues	4,981,821	5,526,705	15,867,719	17,033,227

Cost of revenues:

Initial license fees	347,216	373,520	828,057	930,067

Annual renewal license and support fees	367,654	225,713	972,415	694,693

Services and other	569,315	802,684	1,993,911	2,777,818

Total cost of revenues	1,284,185	1,401,917	3,794,383	4,402,578

Gross margin	3,697,636	4,124,788	12,073,336	12,630,649

Operating expenses:

Research and development	791,455	712,322	3,334,197	3,505,724

Selling and marketing	2,144,180	1,865,038	6,168,127	5,396,382

General and administrative	1,199,789	1,234,399	3,438,922	3,303,208

Total operating expenses	4,135,424	3,811,759	12,941,246	12,205,314

Income (loss) from operations	(437,788)	313,029	(867,910)	425,335

Interest income, net	229,136	148,130	690,295	520,706

Income (loss) before income taxes	(208,652)	461,159	(177,615)	946,041

Benefit from income taxes	—	—	—	—

Net income (loss)	$(208,652)	$461,159	$(177,615)	$946,041

Net income (loss) per share—basic	$(.02)	$0.04	$(.02)	$0.09

Weighted average shares used in basic calculation	10,783,345	10,705,680	10,761,681	10,685,411

Net income (loss) per share—diluted	$(.02)	$0.04	$(.02)	$0.09

Weighted average shares used in diluted calculation	10,783,345	10,801,352	10,761,681	10,796,525

      See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2000	1999

Operating activities

Net income (loss)	$(177,615)	$946,041

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of goodwill	52,592	52,592

Depreciation and amortization	485,705	232,470

Loss on disposal of fixed assets	36,534	—

Amortization of computer software costs	526,604	473,562

Amortization of deferred compensation	10,794	42,399

Provision for doubtful accounts	(223,678)	97,355

Changes in operating assets and liabilities:

Accounts receivable	1,980,381	883,221

Due from affiliates	679,670	(156,766)

Unbilled revenue	(303,181)	(297,831)

Other current assets	(77,078)	(99,586)

Accounts payable	(363,515)	(955,999)

Accrued compensation	(1,174,837)	(1,241,539)

Other accrued liabilities	(84,087)	(581,135)

Deferred revenue	(189,380)	(1,262,751)

Net cash provided by (used in) operating activities	1,178,909	(1,867,967)

Investing activities

Purchases of short-term investments	(2,656,680)	(15,265,240)

Sales of short-term investments	340,284	12,743,439

Maturities of short-term investments	2,900,000	2,060,000

Purchases of property and equipment, net	(833,595)	(628,744)

Proceeds from disposal of assets	73,045	—

Unrealized gains (losses) on securities	144,156	(178,420)

Additions to computer software costs	(656,151)	(497,909)

Net cash used in investing activities	(688,941)	(1,766,874)

Financing activities

Principal payments under capital lease obligations	(8,394)	(36,152)

Sale of treasury stock	63,833	16,472

Issuance of common stock	7,502	15,599

Net cash provided by (used in) financing activities	62,941	(4,081)

Increase (decrease) in cash and cash equivalents	552,909	(3,638,922)

Effect of foreign currency translation on cash	(30,156)	2,714

Cash and cash equivalents at beginning of period	3,746,357	6,694,420

Cash and cash equivalents at end of period	$4,269,110	$3,058,212

Supplemental disclosure of cash flow information:

Interest paid	$904	$2,645

See notes to consolidated financial statements

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

Note A—Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in our 1999 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note B—Transactions with Affiliates

      Until September 30, 1999, we maintained a strategic marketing alliance with Xerox Corporation (Xerox) under which both parties agreed to pay each other commissions on referrals that lead to the successful sale or licensing of each other’s products. Included in services and other revenues in the accompanying consolidated statements of income are commissions earned from Xerox totaling $0 and $58,500 for the nine months ended September 30, 2000 and 1999, respectively, and $0 and $255,200 for the nine months ended September 30, 2000 and 1999, respectively. We paid no referral commissions to Xerox for the three and nine months ended September 30, 2000 and 1999.

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada, Brazil, Argentina and Chile. The terms of these distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $426,900 and $655,700 for the three months ended September 30, 2000 and 1999, respectively, and $1.8 and $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. Included in accounts receivable are $543,000 and $866,600 from these revenues at September 30, 2000 and 1999, respectively.

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $437,100 and $537,800 for the three months ended September 30, 2000 and 1999, respectively, and $1.7 and $1.6 million for the nine months ended September 30, 2000 and 1999. Related accounts receivable are $307,700 and $737,700 at September 30, 2000 and 1999, respectively.

Note C—Net Income Per Share

      We present our earnings per share information in accordance with FAS No. 128, “Earnings per Share”. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

      The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Weighted average common shares outstanding used in basic earnings per share calculation	10,783,345	10,705,680	10,761,681	10,685,411

Effect of dilutive stock options	-0-	95,672	-0-	111,114

Shares used in diluted earnings per share	10,783,345	10,801,352	10,761,681	10,796,525

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

      The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at September 30, 2000:

		Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1998	$-0-	$-0-	$-0-

1999 additions	2,905,033	3,876,105	6,781,138

Invoiced and recognized	(2,064,003)	(289,463)	(2,353,466)

Invoiced and included in Deferred Revenue	-0-	(661,125)	(661,125)

Balances at December 31, 1999	841,030	2,925,517	3,766,547

First quarter additions	453,356	563,346	1,016,702

Invoiced and recognized	(528,941)	(307,823)	(836,764)

Invoiced and included in Deferred Revenue	-0-	(300,678)	(300,678)

Balances at March 31, 2000	765,445	2,880,362	3,645,807

		Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

First quarter additions	344,043	376,979	721,022

Invoiced and recognized	(351,626)	(379,634)	(731,260)

Invoiced and included in Deferred Revenue	-0-	(51,029)	(51,029)

Balances at June 30, 2000	757,862	2,826,678	3,584,540

Third quarter additions	631,243	299,975	931,218

Invoiced and recognized	(632,783)	(397,272)	(1,030,055)

Invoiced and included in Deferred Revenue	-0-	(243,234)	(243,234)

Balances at September 30, 2000	$756,322	$2,486,147	$3,242,469

      Revenue from the current unrecognized revenue backlog will be recognized by the end of the third quarter of 2003.

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

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will require the recognition of all derivatives on our balance sheet at fair value. The FASB has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. We expect to adopt SFAS No. 133 effective January 1, 2001. The impact on our financial statements is not expected to be material.

      In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. On July 1, 2000, we adopted FIN 44 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees. The impact on our financial statements is not expected to be material.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentage of total revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues:

Initial license fees	40%	44%	42%	37%

Annual renewal license and support fees	44	34	41	33

Services and other	16	22	17	30

Total revenues	100%	100%	100%	100%

Cost of revenues:

Initial license fees	7%	7%	5%	6%

Annual renewal license and support fees	7	4	6	4

Services and other	12	14	13	16

Total cost of revenues	26%	25%	24%	26%

Gross profit	74%	75%	76%	74%

Operating expenses:

Research and development	16%	13%	21%	20%

Selling and marketing	43	34	39	32

General and administrative	24	22	21	19

Total operating expenses	83%	69%	81%	71%

Income (loss) from operations	(9)%	6%	(5)%	3%

Interest income, net	5	2	4	3

Income (loss) before income taxes	(4)%	8%	(1)%	6%

Provision for (benefit from) income taxes	0	0	0	0

Net income (loss)	(4)%	8%	(1)%	6%

Revenues

      Total revenues decreased 9% to $5.0 million for the three months ended September 30, 2000 from $5.5 million for the three months ended September 30, 1999, and decreased 6% to $15.9 million for the nine months ended September 30, 2000 from $17.0 million for the nine months ended September 30, 1999. These decreases are due to lower revenue from initial license fees for the three-month period and consulting services for both periods.

      Sales Channels. We sell our products principally through a direct sales force domestically, and internationally principally through distributors and value added resellers (“VARS”) and, to a lesser extent, through a direct sales force. Revenues from export sales and sales through our foreign subsidiary decreased 20% to $1.2 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999, and increased 7% to $4.6 million for the nine months ended September 30, 2000 from $4.3 million for the nine months ended September 30, 1999. The decrease in the three-month period is the result of decreased revenues through all our foreign channels. The increase in the nine-month period is primarily the result of increased revenues through our Xerox affiliate in Australia. Revenues from export sales were 23% and 27% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and 29% and 25% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

      We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products decreased 28% to $864,000 for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, and increased 9% to $3.5 million for the nine months ended September 30, 2000 from $3.2 million for the nine months ended September 30, 1999. The decrease in the three-month period is the result of decreased revenues through all our Xerox foreign affiliates. The increase in the nine-month period is primarily the result of increased revenues through our Xerox affiliate in Australia.

      Initial license fees. Revenues from initial license fees decreased 17% to $2.0 million for the three months ended September 30, 2000 from $2.4 million for the nine months ended September 30, 1999, and increased 8% to $6.8 million for the nine months ended September 30, 2000 from $6.3 million for the nine months ended September 30, 1999. The decrease in the three-month period is the result of decreased foreign revenues. The increase in the nine-month period is primarily the result of increased revenues in the United States and through our Xerox affiliate in Australia.

      Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 16% to $2.2 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999, and increased 14% to $6.4 million for the nine months ended September 30, 2000 from $5.6 million for the nine months ended September 30, 1999. These increases are due to the increasing installed base of customers.

      Services and other. Revenues from services and other decreased 34% to $794,900 for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, and decreased 47% to $2.7 million for the nine months ended September 30, 2000 from $5.1 million for the nine months ended September 30, 1999. These decreases are mainly attributable to the nature of this year’s software sales, which do not require as much consulting services as previous periods. Also, the three and nine-month periods ending September 30, 1999, benefited from Xerox referral commissions of $58,500 and $255,200, respectively.

Cost of Revenues

      Total cost of revenues was 26% and 25% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and 24% and 26% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in the three-month period was due to decreased higher-margin initial license fees. The decrease in the nine-month period resulted primarily from our revenue mix, which was weighted more toward higher-margin initial license fees.

Operating Expenses

      Research and development. Research and development expenses increased 11% to $791,500 for the three months ended September 30, 2000 from $712,300 for the three months ended September June 30, 1999, and decreased 6% to $3.3 million for the nine months ended September 30, 2000 from $3.5 million for the nine months ended September 30, 1999. We capitalized $656,200 and $497,900 of software costs for the three and nine months ended September 30, 2000 and 1999, respectively. Notwithstanding capitalized software costs, research and development expenses increased approximately $237,500 or 20% for the three months ended September 30, 2000 and decreased approximately $13,200 or 0% for the nine months ended September 30, 2000. The current quarter increase is due primarily to an increased number of employees in our research and development department.

      Selling and marketing. Selling and marketing expenses increased 11% to $2.1 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999, and increased 15% to $6.2 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999. These increases are due principally to increased marketing expenditures on advertising and promotion activities and trade shows.

      General and administrative. General and administrative expenses remained unchanged at $1.2 million for the three months ended September 30, 2000 and 1999, and increased 3% to $3.4 million for the nine months ended September 30, 2000 from $3.3 for the nine months ended September 30, 1999. The year to date increases is due principally to higher professional and recruiting fees.

      Provision for income taxes. For the three and nine months ended September 30, 2000, we have recognized no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents and short-term investments totaled $17.2 million at September 30, 2000, representing 60% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

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

•	For the three months ended September 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $899,800, representing 18% of our total revenues;

•	For the three months ended September 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.3 million, representing 24% of our total revenues;

•	For the nine months ended September 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.8 million, representing 24% of our total revenues;

•	For the nine months ended September 30, 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.6 million, representing 21% of our total revenues.

      Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were for the nine months ended September 30:

•	2000: $0;

•	1999: $255,200.

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

      Our Operating Results are Substantially Dependent on Sales of a Small Number of Products in Highly Concentrated Industries.

      We derived 77% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the nine months ended September 30, 2000. Our DLS and DVS products comprised 18% and 5%, respectively, of total initial license fees for the nine months ended September 30, 2000. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

      Licenses to end users in the insurance industry accounted for 49% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

      We may be Exposed to Risks Associated with International Operations.

      Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

•	23% and 29% of our total revenues for the three and nine months ended September 30, 2000, respectively, and

•	27% and 25% of our total revenues for the three and nine months ended September 30, 1999, respectively.

      Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $730,000 and $852,900 for the three months ended September 30, 2000 and 1999, respectively, and $2.8 million and $2.7 million for the nine months ended September 30, 2000 and 1999, respectively. Net income from this subsidiary was $494,000 and $277,300 for the three months ended September 30, 2000 and 1999, respectively, and $2.0 million and $1.2 million for the nine months ended September 30, 2000 and 1999, respectively. In Australia, Canada, Brazil, Argentina and Chile we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd.; Xerox Brazil, Ltd.; Xerox Argentina I.C.S.A. and Xerox de Chile S.A., respectively. Revenues generated by these Xerox affiliates were $426,900 and $655,700 for the three months ended September 30, 2000 and 1999, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

      Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to French Franc and U.S. Dollar to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements.

Interest Rate Risk

      We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2000. Declines in interest rates over time will, however, reduce our interest income.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the third quarter of fiscal year 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation (Registrant)

Date: November 13, 2000	/s/ John L. McGannon John L. McGannon Chief Financial Officer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

27	Financial Data Schedule