Form 10-K
period 2000-12-31
DOCUMENT SCIENCES CORP
filed 2001-04-02
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .

Commission File Number: 0-20981

DOCUMENT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0485994

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6339 Paseo del Lago, Carlsbad, California	92009

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (760) 602-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 30, 2001, there were 10,858,384 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on March 30, 2001) was approximately $5,689,717. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from Registrant’s definitive proxy statement pursuant to Schedule 14A for its 2001 Annual Meeting of Stockholders to be held on May 30, 2001, which proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2000.

i

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

      We make forward-looking statements in this Annual Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the market for document automation software;

•	market acceptance of our existing products and introduction of new products and enhancements to existing products;

•	continued expansion of our professional services;

•	maintaining our relationships with Xerox;

•	possible transfer of our listing of our shares to the NASDAQ SmallCap Market; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

      Foreseeable risks and uncertainties are described elsewhere in this report and in detail under “Item 1. Business — Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

PART I

Item 1. Business

      Document Sciences Corporation develops, markets and supports a family of document automation software used in high volume print and transactional electronic publishing applications. Document automation has become increasingly important as more companies realize the benefits of producing individually customized documents that require the precise layout of regulated content, personal financial data and in-context one-to-one marketing information. Our document automation software, the Document Sciences Autograph family of products, enables personalized publishing solutions for many industries including insurance, managed healthcare, financial services, commercial print services, government, telecommunications and manufacturing. Our products facilitate an important form of communication between organizations and their customers by employing enterprise database assets to produce high-quality, personalized documents that are ready to print on demand, email or distribute over the web using HTML or Adobe Systems’ (Adobe) PDF® technology. Document Sciences Autograph is licensed to approximately 600 customers worldwide who collectively produce over one billion customized pages per month. Our highly portable Document Sciences Autograph software platform enables cost-effective, just-in-time, on demand, high volume or transactional publishing that is high quality and fully automated. Our software products are used across a wide array of computing environments from client/server PC and Unix configurations to large mainframe computer systems.

Company Formation

      We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. After the completion of our tender offer to purchase 6,000,000 shares of our outstanding stock, which expired on March 23, 2001, and the likely exercise of our option to purchase additional shares from Xerox, its ownership interest will likely be reduced to approximately 19.9%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Recent Developments.”

Products

      The Document Sciences Autograph family of products currently addresses three major functional areas within the enterprise document automation arena: Document Composition and Assembly, Variable Content Management and Electronic Document Viewing, as described below. All of our software products can be complemented by our professional services organization.

      Historically, we have licensed our products for one year, for an initial license fee, after which an annual renewal fee, usually 15% of the initial license fee, is required for continued use. We have augmented this approach with new licensing models whereby we offer perpetual licenses for our products, as well as three-year term licenses, after which the license may be renewed for additional three-year terms, or converted for perpetual use. We also provide three-year maintenance agreements that are usually in an amount equal to 15%, per year, of the initial license fee. The list price for a three-year license fee for CompuSet, our core product, is currently $80,000 for a mainframe installation and ranges down to $40,000 for a PC NT server installation. Options currently range from $2,000 to $50,000. A typical new account sale through our direct channel is currently about $100,000 for software licenses and approximately $75,000 for professional services.

  Document Composition and Assembly

      Composition and Assembly. CompuSet software automates document assembly and composition using corporate data and variable content. CompuSet consists of a rule-based language and a composition engine that provides high-speed content assembly and composition of complex personalized documents at a high level of quality. The corporate data and variable content are marked with CompuSet tags which, in turn, are defined in logically separate CompuSet style specifications. The CompuSet tags are conceptually and syntactically similar to HTML or XML tags, the current web standards for content tagging, and the CompuSet style specification is conceptually similar to CSS and XSL, the current web standards for style definition. Without requiring any real-time user interaction, CompuSet transforms the tagged data and variable content into high-quality electronic documents that can be composed and assembled at rates in excess of 50 pages per second, depending on computing configuration and complexity of the document. Document composition features are rich and extensive, including the generation of multi-dimensional dynamic data driven graphics, and the support of full color text and images. The assembly and composition process can be optimized for print, email and/or web presentation media.

      Data and Variable Content Capture. Corporate data and variable content capture products include the Data Preparation Tool, or DPT, as well as a number of variable content Importers. These tools map corporate data and prepare variable content for subsequent assembly and composition. DPT is an optional product that enables users to capture and tag corporate data and variable content from a wide variety of sources, including flat files and relational databases, for subsequent CompuSet processing. It provides an easy-to-use Graphical User Interface, or GUI, that describes the data environment and the related data processing and tagging instructions for CompuSet. It then automatically generates a data-tagging program in COBOL that is compatible with mainframe COBOL compilers and Acucorp’s AcuCobol® runtime products. The content Importers accept externally generated document objects, including text, static graphics and scanned images, and converts them into CompuSet compatible formats. The content Importers currently support merge objects in Xerox Corporation’s (Xerox) Metacode®, Adobe’s PostScript® and EPS®, and in the TIFF and JPEG standards for scanned images. This part of the Autograph architecture is extensible and new content Importers can be developed for supplemental print, email and web media, as required.

      Document Output and Merge. The Emitters transform CompuSet output into a number of popular Page Description Languages, or PDLs, for subsequent printing and/or archive viewing. The PDLs provide device-specific instructions for rendering text, forms, images and graphics into finished documents. The Emitters also condition the PDLs for transport over a variety of high-speed printing interfaces and for support of various finishing devices. The PDL formats currently supported are Xerox Metacode, International Business Machines Corporation’s (IBM) AFPDS®, Hewlett-Packard Company’s PCL® and Adobe’s PostScript®. This part of the Autograph architecture is extensible and new Emitters can be developed as required. Additional Emitter features and enhancements, including support for inline Output Processing functionality, are planned for introduction during 2001.

      Rapid Application Development Tools. The Visual CompuSet application development tools run on Microsoft Corporation’s (Microsoft) Windows® and simplify variable document application design and prototyping. Visual CompuSet incorporates support for the optional DPT product, for a variety of Importer, Merge, Font and Emitter tools, as well as for the CompuSeries II design environment and JetForm Corporation’s JetForm Design Tool®. Visual CompuSet uses a Windows version of CompuSet and supports all of the dynamic functions and features of the NT, Unix and mainframe CompuSet production engines.

      Visual CompuSet Professional Edition. Visual CompuSet Professional Edition, or VCPro, significantly augments the capabilities of the basic Visual CompuSet product. An interactive Document Designer component is tightly integrated with the graphical DPT user interface. Users can define their existing data environment with DPT and can directly associate their data and variable content elements with CompuSet style objects such as sections, paragraphs, tabular elements, images, photographs and 2 and 3-D data-driven graphics. The DPT and Document Designer GUI interactions feature WYSIWYG interaction and Drag-and-Drop operability. The feature set is rich and general-purpose and the design centerline is the generation of complex high-value investment and other financial statements. Existing Visual CompuSet users can upgrade to the new Professional Edition product, released November 2000. Additional VCPro enhancements, including integrated web application support, are planned for introduction during 2001.

  Variable Content Management

      Variable Content Management products provide client/server solutions for the creation, revision and management of document components used in several types of document automation solutions. They consist of the Document Library Service, or DLS, Server and Client products, DLS Web Express, DLS eCor and DLSCOM.

      DLS Server and Clients. The DLS Server manages the document component creation process required by complex variable and text-intensive documents, such as contracts, policies and customer correspondence. In addition to component creation, DLS also supports the definition of complex assembly rules required for interactive or fully automated document composition and assembly using Microsoft Word and/or CompuSet. DLS uses a client server architecture for accessing data and files on a mainframe or NT network server. The DLS Client product manages text objects created with Microsoft Word, and stored in HTML. The DLS text objects are tracked and managed in a multi-authoring environment that supports access security, content searching, revision control and approval workflow. DLS also provides a criteria-based document text object selection capability for customized or personalized documents. These criteria are then used by DLS to select the text objects and generate a Microsoft Word document or a CompuSet-ready tagged file, based on application volume requirements. The customized or personalized document assembly can be directed to occur in a high volume fashion on the server or in a just-in-time, on-demand fashion on the local DLS Client PC.

      DLS Web Express. DLS Web Express augments the flexibility of our DLS product line by incorporating Internet support. DLS Web Express enables the dynamic creation and fulfillment of web-ready documents using HTML and/or Adobe’s PDF. These documents can be created on-demand through Advanced Server Page (ASP), or other web server applications. Dynamic web browser form input is routed to the DLS Web Express Server to automatically assemble and generate a customized web-ready document for local browser viewing or printing. Target applications include insurance agent and sales proposal automation. Existing DLS users can upgrade to the new DLS Web Express product. Additional features and enhancements to DLS Web Express are planned for 2001.

      DLS eCor and DLSCOM. The recent introduction of DLS eCor and DLSCOM in December 2000 further augments the DLS technology capabilities by providing a rich feature-set that is targeted at enterprise-

wide correspondence applications. DLS eCor enables the on-demand generation of customer correspondence by customer support personnel in a network or Intranet environment. DLS eCor also features a Java editor that can be used to make additional manual changes to pre-assembled customer correspondence. DLS eCor supports an email-based approval and workflow process to ensure document integrity and compliance. DLSCOM is a component product version that enables the deployment of our DLS technology in a Microsoft COM environment. With DLSCOM and DLS eCor, customers can tightly integrate the DLS products into a CRM or eCRM system of their choice.

Electronic Document Viewing

      Electronic Document Viewing enables on-line viewing and archiving of electronic documents produced by Autograph applications. It consists of a proprietary viewing architecture using the CCF Emitter and CompuView, as well as an open viewing architecture using the PDF Emitter for supporting Adobe’s popular Portable Document Format. The CCF Emitter is available for a variety of mainframe, Unix, and PC NT servers. The electronic document files are generated in the Composite Container Format, or CCF, which is optimized for fast, memory-efficient viewing, transport and storage of variable document streams, and these can be searched and viewed using CompuView. CCF files consist of three major components: an internal rendition of the pages for WYSIWYG viewing, various indices for locating documents and reusable document elements. The view of the document is virtually identical to the printed document. CCF files can be distributed, archived or printed through document distribution and archiving systems offered by third party software developers that integrate CCF and CompuView. The PDF Emitter can also be used to support archiving and viewing using third party archiving products. Lastly, indexed support of IBM’s AFPDS document format is provided for compatibility with IBM’s On-Demand offering.

      We are developing a variety of Internet extensions, as well as considering additional possible future extensions, some of which are not currently under active development. We believe that our core technology can be extended to the Internet and we are continuing our development activities in this area, although there can be no assurance that such development activities will result in commercially successful products. See “Business — Research and Development.”

Professional Services

      In addition to our software products, we provide a comprehensive suite of professional services that can assist customers in the implementation of mission-critical document automation applications. Professional services include on-site software installation, customer training programs, telephone support programs and consulting services. Our consulting services are currently focused on assisting in the sale of high margin initial software licenses by providing project management, requirements analysis, application design and application development services. In addition to consulting services, we provide introductory and advanced-level education classes in CompuSet, Visual CompuSet, DPT and DLS at our headquarters in San Diego, our offices in Milwaukee and Washington DC and at customer sites. We believe that the use of our professional services enables customers to deploy our document automation products more rapidly and effectively. The professional services and support organizations employed a staff of 42 as of December 31, 2000.

Sales and Marketing

      Our sales and marketing organization targets vertical industry markets that require document automation and high volume, high quality document customization. We currently license our products using a combination of direct sales and alternative channels. In the United States, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are grouped into industry focused teams and are provided with pre-sales technical support by qualified solution analysts. Account executives and solution analysts are located throughout the United States to provide optimal coverage. Outside of the United States, we distribute our software products through value added resellers, or VARs, such as Xerox Canada, Ltd. in Canada, Fuji Xerox Co., Ltd. in Australia and Xerox Brazil, Ltd. in Brazil. Our subsidiary, Document Sciences Europe, markets our products in Europe, Africa and the Middle East by providing VAR channel management and support and by defining European market and product requirements. Our European VARs are principally Xerox Europe affiliates who re-market our products. Our revenues from export transactions with Xerox affiliates were $4.1 million, $4.6 million and $4.7 million in 1998, 1999 and 2000, respectively. The sales and marketing organization employed a staff of 41 as of December 31, 2000.

      We intend to increase both our product offerings and markets through joint marketing, sales and distribution and development relationships with other major companies. Current relationships include formal and informal marketing and sales alliances with IBM, Xerox, American Management Systems Inc., Siebel Systems, Inc., Sybase, Inc. and Cardiff Software. These relationships provide sales leads for our products and extend our sales coverage and networking capabilities.

Research and Development

      We are continuing to enhance our World Wide Web functionality across all of our major product offerings. We engage customers in a formal requirements analysis that is based on the Quality Function Deployment (QFD) process, which is a formal procedure for interviewing customers, identifying their needs and prioritizing specific product features. As a result, we have identified a number of customer requirements for regulated, electronic documents of the future. Our major product initiatives in 2001 address several of the key requirements brought to our attention through the QFD process.

      In general, our product development strategy is based on delivering document automation solutions for specific types of documents in one or more industries. A cross-functional team that includes a representative from each discipline in the company is responsible for delivering each focused offering. We use a documented business planning and product delivery process to guide our product development and delivery activities.

      Our new product offerings build on Document Sciences Autograph family of products. These established products are maintained by teams that respond to customer requests for defect corrections and feature enhancements. By building on our existing products, we maximize our reuse of existing software and expertise and enable our customers to purchase new offerings as upgrades.

      New product offerings are increasingly being delivered as components that adhere to open standards for large-scale systems integration. Furthermore, new products are increasingly supporting open tagged data and content standards such as HTML and XML. By developing with open standards we can expand the delivery of our products through large systems integrators.

      We can make no assurance that we will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that new products will achieve market acceptance. See “— Risk Factors — Our growth depends on market acceptance of our existing products and our introduction of new products and enhancements to existing products.”

      We expect to continue to enhance our existing products and to develop new products, particularly as they relate to electronic document automation applications. Our research and development expenditures have grown substantially since our inception. Such expenditures, not including amounts capitalized, were $4.3 million, $4.7 million and $4.2 million in 1998, 1999 and 2000, respectively. Our development organization employed a staff of 46 as of December 31, 2000. We also employ independent contractors as needed to supplement our permanent development staff.

Competition

      The market for document automation products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of customized and personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their document automation processes to our document automation software. We also face competition from DocuCorp International Inc., in the insurance industry, Metavente in banking and financial services, Group 1 Software, Inc. in commercial direct mailing and marketing, as well as several other smaller competitors. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed base of customers than we do. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price.

      It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft and Adobe, and from large corporations providing database management software solutions, such as Oracle Corporation. In addition, Xerox, either directly or through affiliated entities, could become a large competitor. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources than we do could attempt to enter or increase their presence in the document automation market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Patents and Proprietary Rights

      Our success is dependent, in part, on our ability to protect our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. See “— Risk Factors — Our growth is dependent upon successfully protecting our proprietary rights.”

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

Customers

      We derived 23% of our revenues through Xerox in 2000. As a result, discontinuation of agreements and other business transactions that may adversely impact our relationship with Xerox could have a material adverse effect on our business, operating results and financial condition.

Employees

      As of December 31, 2000, we had 148 employees including 42 in professional services, 41 in sales and marketing, 46 in research and development and 19 in finance and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Financial Information about Segments and Geographic Areas

      The information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region is set forth at the end of the Annual Report under the heading “Notes to Consolidated Financial Statements — 3. Segment Information,” and is incorporated herein by reference.

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

Our quarterly results fluctuate significantly and we may not be able to grow our business.

      Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast; and our future results will depend upon many factors, including the following:

•	the demand for our products;

•	the level of product and price competition we face;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force or indirect distribution channels;

•	the timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	the activities of and acquisitions by our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and to control costs; and

•	general domestic and international economic conditions.

      Our initial license fee revenue mainly depends on when orders are received and shipped. However, because of our sales model, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as when a shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result. If such expenses precede increased revenues, our operating results would be materially adversely affected.

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

      Xerox owns approximately 62% of the outstanding shares of our common stock. Consequently, Xerox controls Document Sciences, is able to elect our entire board of directors and could have significant input into our operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of our assets. Xerox’s voting power could delay or prevent a change in control of Document Sciences and may prevent or discourage tender offers for our common stock at a premium price by another person or entity. Xerox affiliates currently hold one of the five seats on our board of directors.

      As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Recent Developments,” our tender offer for up to 6,000,000 shares of our outstanding common stock expired on March 23, 2001. The offer was oversubscribed. Xerox tendered all of its shares of Document Sciences in that offer, but will be subject to proration. Xerox also gave us an option to purchase up to 2,000,000 additional shares of our common stock that it owns at the tender offer price under the condition that they would hold at least 19.9% of our common stock outstanding after the exercise of the option. After the conclusion of the tender offer and our likely exercise of the option, we expect Xerox to own approximately 19.9% of our common stock outstanding.

We currently derive a significant portion of our revenues through Xerox.

      We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues.

•	In 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.2 million, representing 23% of our total revenues;

•	In 1999, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.2 million, representing 21% of our total revenues; and

•	In 1998, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.4 million, representing 27% of our total revenues.

      Included above were commissions that we received from sales of Xerox printers under our strategic marketing alliance with Xerox. These commissions were:

•	2000: $0;

•	1999: $287,000; and

•	1998: $344,000.

      These commissions have little or no associated costs and have contributed a substantial portion of our income from operations for certain prior operating periods. This commission arrangement was terminated as of September 30, 1999.

      Furthermore, there can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Although we intend to continue our existing business relationships with Xerox, our strategy is to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our move to become more independent will not adversely affect our business, operating results and financial condition. Our failure to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on our business, operating results and financial condition.

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

Our growth is dependent upon successfully protecting our proprietary rights.

      We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third-parties to copy portions of our products or use information we consider proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We can not assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. We are not aware that any of our products infringe upon the proprietary rights of third parties. We can not assure you, however, that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

Our growth is dependent upon successfully focusing our distribution channels.

      We intend to streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products enjoy a significant competitive advantage and a current, high market demand. We also plan on leveraging our existing relationships with Xerox, IBM and their channels and affiliates by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. In addition, we intend to form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

Maintaining our professional services expertise is necessary for our future growth.

      We are continuing our focus on the consulting services component of our professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation applications. This strategy is dependent on retaining and hiring professionals to perform these consulting services. Should we be unable to maintain the necessary services workforce, our business and financial condition could be materially adversely affected.

Our growth depends on our ability to compete successfully against current and future competitors.

      The market for our document automation products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations and direct competition from numerous software vendors, including Docucorp International Inc., Metavente and Group 1 Software, Inc. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

Our growth depends on market acceptance of our existing products and our introduction of new products and enhancements to existing products.

      Our future business, operating results and financial condition will depend upon market acceptance of our existing products, as well as our ability to develop new products that address the future needs of our target markets and to respond to emerging industry standards and practices. Our Document Sciences Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We believe that our core technology can be extended to the Internet, intranets and commercial on-line services, and we have begun development activity and released some products in these areas. We cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

      If we are unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, then our business, operating results and financial condition would be materially adversely affected. In addition, we cannot assure you that our existing products, new products or new versions of our existing products will achieve market acceptance. In order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners.

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

      We derived 72% of our initial license revenue from CompuSet and related CompuSet option products in 2000. Our initial license fees from DLS and Electronic Document Viewing products comprised 24% and 4%, respectively, in 2000. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

      Our revenues are derived from sales to a small number of industries as follows:

•	Licenses to end users in the insurance, finance and commercial print services industries for 2000 accounted for 90% of initial license revenues;

•	Licenses to end users in these industries for 1999 accounted for 82% of initial license revenues; and

•	Licenses to end users in these industries for 1998 accounted for 72% of initial license revenues.

      Our future success will depend on our ability to continue to successfully market our products in these and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

We may be exposed to risks associated with international operations.

      Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

•	28% of our total revenues in 2000;

•	25% of our total revenues in 1999; and

•	31% of our total revenues in 1998.

      Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated through European resellers were $4.5 million, $3.7 million and $3.9 million in 1998, 1999 and 2000, respectively. In Canada, Australia and Brazil we distribute our products through Xerox Canada, Ltd., Fuji Xerox Co., Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $1.7 million, $2.4 million and $2.4 million in 1998, 1999 and 2000, respectively. In order to successfully expand export sales, we may need to establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

      A portion of our business is conducted in currencies other than the U.S. Dollar, primarily the French Franc and Euro. Although exchange rate fluctuations have not had a significant impact on us, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. Dollar could cause currency transaction gains and losses in future periods. We do not currently engage in currency hedging transactions, and we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse impact on our international revenues, business, operating results and financial condition.

Our business is dependent on the market for document automation software.

      The market for document automation software is intensely competitive, highly fragmented, under-developed and subject to rapid change. Marketing and sales techniques in the document automation software marketplace, as well as the bases for competition, are not well established. We cannot assure you that the market for document automation software will develop or that, if it does develop, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance. Furthermore, if the document automation software market fails to develop or develops more slowly than we currently anticipate, our business, operating results and financial condition would be materially adversely affected.

      In addition, the commercial market for document automation of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for these markets will depend in part on their compatibility with such services. It is difficult to predict whether the Internet, intranets and commercial on-line services will be viable commercial marketplaces or whether the demand for related products and services will increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this market.

Our ability to manage future change will affect our business.

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

      Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Only our president and chief executive officer and our chief scientist have signed employment agreements with us. The loss of the services of one or more of our executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future.

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

      Software products as complex as those we offer, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

•	loss of revenue or delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; or

•	increased service and warranty costs.

      If any of these events occur, it would have a material adverse effect upon our business, operating results and financial condition.

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

Item 2. Properties

      We lease approximately 27,300 square feet for our principal administrative, sales, marketing, training and research and development facilities in Carlsbad, California. These leases expire on October 14, 2001 and February 28, 2005. Our subsidiary in France occupies approximately 2,200 square feet of office space with a renewable lease expiring on April 15, 2004. In addition, our regional office in Milwaukee, Wisconsin occupies approximately 7,500 square feet of office space pursuant to a lease expiring on March 31, 2003. Sales representatives and field technical support personnel operate from their homes.

Item 3. Legal Proceedings

      In the ordinary course of business, we may become involved in legal proceedings from time to time. As of March 15, 2001, we were not a party, nor was our property subject, to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on The Nasdaq National Market under the symbol “DOCX.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported on The Nasdaq National Market System. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Price Range

	High	Low

Fiscal 1999

First quarter ended March 31, 1999	$2.88	$1.63

Second quarter ended June 30, 1999	$2.25	$1.25

Third quarter ended September 30, 1999	$2.25	$1.69

Fourth quarter ended December 31, 1999	$4.22	$1.31

Fiscal 2000

First quarter ended March 31, 2000	$6.25	$2.94

Second quarter ended June 30, 2000	$4.34	$2.06

Third quarter ended September 30, 2000	$2.50	$1.34

Fourth quarter ended December 31, 2000	$1.50	$0.59

      We had 10,835,139 shares outstanding and 107 record holders of our common stock as of December 31, 2000. We did not make any sales of unregistered stock in 2000. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6. Selected Financial Data

      The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,

	1996	1997	1998	1999	2000

	(In thousands, except per share data)

Statement of Operations

Net revenues	$15,319	$19,740	$20,107	$24,305	$22,579

Income (loss) from operations	1,665	(58)	(10,361)	1,366	(416)

Net income (loss)	1,361	838	(9,154)	2,111	531

Net income (loss) per share	.14	.08	(.86)	.20	.05

Shares used in per share calculations	9,615	11,013	10,690	10,817	11,153

Balance Sheet

Working capital	$25,807	$23,896	$14,883	$16,611	$17,151

Total assets	32,022	34,229	30,989	30,423	31,496

Capital lease obligations, less current portion	116	52	13	1	0

Stockholders’ equity	26,910	27,691	18,410	20,280	21,134

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

      Document Sciences Corporation develops, markets and supports a family of document automation software used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%.

      On February 16, 2001, we made a self tender offer for 6,000,000 shares of our outstanding common stock. Xerox tendered all of its shares of Document Sciences common stock in the offer. The tender offer expired on March 23, 2001 and was oversubscribed. We are currently calculating the proration factors and will close the tender offer shortly. Xerox also granted us an option to purchase up to 2,000,000 additional shares of our stock it owned after completion of the tender offer at the tender offer price so long as its ownership after the exercise of the option is at least 19.9% of our outstanding common stock. We currently expect to exercise the option to the extent required to reduce Xerox’s ownership to 19.9% of our stock. The purchase would be financed with a promissory note.

Results of Operations for the Years Ended December 31, 1998, 1999 and 2000

  Revenues

      Total revenues were $20.1 million, $24.3 million and $22.6 million in 1998, 1999 and 2000, respectively, representing an increase of 21% from 1998 to 1999 and a decrease of 7% from 1999 to 2000. Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees are comprised primarily of license fees for the first year of use of our products. Annual renewal license and support fees are comprised of license fees for the continued use and support of our licensed products. Services and other revenues are comprised of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues. We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. Any portion of the initial license fee representing the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

      We sell our products principally through our direct sales force domestically, and internationally through distributors and value added resellers, or VARs. Revenues from export sales and sales through our foreign subsidiary were $6.2 million, $6.1 million and $6.3 million in 1998, 1999 and 2000, respectively, representing a decrease of 2% from 1998 to 1999 and an increase of 3% from 1999 to 2000. Revenue from export sales were 31%, 25% and 28% of total revenues in 1998, 1999 and 2000, respectively. The increase from 1999 to 2000 is primarily the result of increased revenues through our Xerox affiliates in Australia and Europe. The decrease from 1998 to 1999 is primarily the result of decreased activity associated with an internal realignment of our foreign subsidiary.

      Until September 30, 1999, we had a strategic marketing alliance with Xerox under which both parties agreed to pay each other fees on referrals that lead to the successful sale or licensing of each other’s products. Our revenues from this strategic marketing alliance were $344,000, $287,000 and $0 in 1998, 1999 and 2000, respectively. These commissions were 2%, 1% and 0% of total revenues in 1998, 1999 and 2000, respectively. No commissions were paid relating to referrals from Xerox in 1998, 1999 and 2000.

      We have entered into distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from these agreements were $4.1 million, $4.6 million and $4.7 million in 1998, 1999 and 2000, respectively. The increase from 1999 to 2000 is primarily the result of increased revenues through our Xerox affiliates in Australia and Europe. The increase from 1998 to 1999 is primarily the result of increased revenues through our Xerox affiliate in Brazil.

      Initial license fees. Initial license fees were $7.2 million, $10.4 million and $10.3 million in 1998, 1999 and 2000, respectively, representing an increase of 44% from 1998 to 1999 and a decrease of 1% from 1999 to 2000. The decrease in 2000 was mainly the result of decreased revenues from our foreign resellers. The increase in 1999 was mainly due to increased sales by our direct sales force in the United States. Initial license revenues were 36%, 43% and 46% of total revenues in 1998, 1999 and 2000, respectively.

      Annual renewal license and support fees. Annual renewal license fees were $5.9 million, $7.6 million and $8.6 million in 1998, 1999 and 2000, respectively, representing increases of 29% from 1998 to 1999 and 13% from 1999 to 2000. These increases were principally due to an increase in the installed base of users of our software products. Annual license fees were 29%, 31% and 38% of total revenues in 1998, 1999 and 2000, respectively.

      Services and other. Revenues from services and other were $7.0 million, $6.3 million and $3.7 million in 1998, 1999 and 2000, respectively, representing decreases of 10% from 1998 to 1999 and 41% from 1999 to 2000. These decreases were principally due to the mix of software being sold, much of which did not require as much consulting services in order to be implemented. Revenues from services and other were 35%, 26% and 16% of total revenues in 1998, 1999 and 2000, respectively.

  Cost of Revenues and Operating Expenses

      Cost of initial license fees. Costs of initial license fees were $1.4 million, $1.4 million and $1.6 million in 1998, 1999 and 2000, respectively, representing 19%, 13% and 16% of initial license fees in 1998, 1999 and 2000, respectively. Cost of initial license fees includes documentation, reproduction costs, product packaging and media, employment costs for installation and distribution personnel, the cost of third party software and amortization of previously capitalized software development costs. The increase as a percentage of revenue in 2000 from 1999 was primarily the result of expensing the remainder of the capitalized software costs of Visual CompuSet Professional Edition 2.0 due to the 4th quarter release of Visual CompuSet Professional Edition 3.0. The decrease as a percentage of revenue in 1999 from 1998 was primarily due to savings realized from our restructuring.

      Cost of annual renewal license and support fees. Costs of annual license fees were $862,000, $947,000 and $1.3 million 1998, 1999 and 2000, respectively, representing 15%, 13% and 15% of annual license fees in 1998, 1999 and 2000, respectively. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. The increase in cost in 2000 from 1999 is due to the implementation of a new technical support database and additional technical support personnel necessary to support our increasing customer base. The increase in cost in 1999 from 1998 is due to additional technical support personnel necessary to support our increasing customer base.

      Cost of services and other. Costs of services and other were $4.3 million, $3.6 million and $2.5 million in 1998, 1999 and 2000, respectively, representing 62%, 58% and 68% of services and other revenue in 1998, 1999 and 2000, respectively. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The decrease in 2000 was primarily due to attrition and transferring underutilized personnel to other departments. The decrease in 1999 was primarily due to savings realized from our restructuring.

      Research and development. Research and development expenses were $4.3 million, $4.7 million and $4.2 million in 1998, 1999 and 2000, respectively, representing an increase of 9% from 1998 to 1999 and a decrease of 11% from 1999 to 2000. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. As a percentage of total revenue, research and development expenses were 22%, 19% and 18% in 1998, 1999 and 2000, respectively. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

      We expense all costs for research and development of new products until technological feasibility has been assured. Thereafter, costs of software development are capitalized until general release of the product. The capitalized costs of software development are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic life of the product. We capitalized software development costs of $644,000, $643,000 and $1.2 million in 1998, 1999 and 2000, respectively. The increase in 2000 is due to the release of two major products, Visual CompuSet Professional Edition 3.0 and DLS 6.0 and related components. The amount of software development costs to be capitalized in the future may change if the time between the establishment of technological feasibility of a product and its general release changes.

      Selling and marketing. Selling and marketing expenses were $11.4 million, $7.7 million and $8.4 million in 1998, 1999 and 2000, respectively, representing a decrease of 32% from 1998 to 1999 and an increase of 9% from 1999 to 2000. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The increase in 2000 was primarily due to increased marketing expenditures on advertising, promotion activities and trade shows. The decrease in 1999 was primarily the result of savings realized from our restructuring and the aligning of our commission structure with our recognition of revenue. Selling and marketing expenses were 56%, 32% and 37% of total revenues in 1998, 1999 and 2000, respectively.

      General and administrative. General and administrative expenses were $6.2 million, $4.6 million and $5.0 million in 1998, 1999 and 2000, respectively, representing a decrease of 26% from 1998 to 1999 and an increase of 9% from 1999 to 2000. General and administrative expenses consist of employment-related costs for finance, administration and human resources and general corporate management expenses, including legal and audit fees. The increase in 2000 was primarily due to an increase in the allowance for doubtful accounts and higher professional fees. The decrease in 1999 was the result of savings realized from our restructuring. General and administrative expenses were 31%, 19% and 22% of total revenues in 1998, 1999 and 2000, respectively.

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

      Interest, net. Interest, net is composed of interest income from cash and cash equivalents and short-term investments offset by finance charges related to equipment leases. Interest, net was $901,000, $745,000 and $961,000 in 1998, 1999 and 2000, respectively. The increase in 2000 is from higher cash balances. The decrease in 1999 is from lower cash balances due to payments made toward the restructuring charges.

      Provision for income taxes. Effective tax rates were approximately 3%, 0% and 3% in 1998, 1999 and 2000, respectively. These rates differs from the federal statutory rate primarily due to valuation allowances offsetting deferred tax assets.

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

Liquidity and Capital Resources

      At December 31, 2000, we had $18.6 million in cash, cash equivalents and short-term investments. This is an increase of $1.3 million from December 31, 1999, primarily representing cash generated from operating activities less capital expenditures.

      We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. As discussed above in “Overview and Recent Developments,” our self tender offer for cash expired on March 23, 2001. We anticipate purchasing 6,000,000 shares at $2.00 per share, which will reduce our cash balance by $12.0 million to approximately $6.6 million. In addition, we may exercise our option to purchase additional shares from Xerox which would be paid for with a promissory note. A portion of our remaining cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. We are currently evaluating, in our ordinary course of business, potential investments such as businesses, products or technologies. We have no current understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies.

Recently Enacted Accounting Standards

      In June 1999, the Financial Accounting Standards Board, or FASB, issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS No. 137. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, which requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2000, we do not hold any derivative instruments, or conduct any hedging activities. Therefore, we do not anticipate any impact to our consolidated financial statements for the adoption of SFAS No. 133 and 137 at January 1, 2001.

      In March 2000, the FASB issued Financial Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. APB No. 25 states the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material effect on our financial position or results of operations.

Euro Conversion

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

Interest Rate Risk

      We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2000. Declines in interest rates over time will, however, reduce our interest income.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and certain information regarding our executive officers is incorporated by reference to the information set forth in the sections entitled “Election of Directors — Nominees,” “Compensation of Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Executive Officers of Document Sciences

      The executive officers of Document Sciences and their ages, as of March 30, 2001, are as follows:

Name	Age	Position

John L. McGannon	40	President, Chief Executive Officer and Chief Financial Officer

Daniel J. Fregeau	44	Executive Vice President

J. Douglas Pike	45	Vice President, Worldwide Sales

      John L. McGannon has served as President and Chief Executive Officer since January 2001 and Chief Financial Officer since December 1999. He has also served as Vice President, Chief Administrative Officer and Controller since joining Document Sciences in September 1998. From June 1997 through August 1998, Mr. McGannon served as the Manager of Financial Analysis and Planning for Simulation Sciences, Inc., a California-based software developer for the oil and chemical engineering industries. Mr. McGannon worked for Chevron Corporation from 1988 to 1997 in a variety of financial management positions. Mr. McGannon holds a BA degree from Stanford University and an MBA from Carnegie Mellon University.

      Daniel J. Fregeau has served as Executive Vice President since January 2001. From 1998 to 2001, he served as Vice President of Worldwide Sales and Business Development, from 1997 to 1998, he served as Vice President, Business Development, from 1994 to 1997, he served as Vice President, Marketing and from 1992 to 1994, he served as Vice President, Sales. Prior to joining Document Sciences, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, Mr. Fregeau held several positions with Xerox Corporation’s Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

      J. Douglas Pike has served as Vice President, Worldwide Sales since January 2001. He has also served as Director of US Sales and Area Sales Manager since joining Document Sciences in January 1995. From 1990 to 1994, Mr. Pike was employed by Xerox Corporation to provide digital printing solutions to major accounts in the insurance and finance industries. Mr. Pike also worked for Unisys Corporation for seven years providing custom software application and database solutions as an account executive. Mr. Pike holds a B.S. degree in Industrial Technology from the State University of New York.

      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any directors or executive officers of Document Sciences.

Item 11. Executive Compensation

      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Executive Officer Compensation” and “Compensation of Directors” in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security

Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this Form 10-K:

1. Financial Statements. The financial statements, related notes thereto and the Report of Independent Auditors required hereunder are set forth at the end of this Annual Report beginning on the page F-1.

2. Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 1998, 1999 and 2000 is filed as part of this Form 10-K and should be read in conjunction with our consolidated financial statements and related notes thereto.

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3. Exhibits. See Item 14(c) below.

      (b)  Reports on Form 8-K. No reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 2000.

      (c)  Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

      (d)  Financial Statement Schedules. See Item 14(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2001.

DOCUMENT SCIENCES CORPORATION

By:	/s/ JOHN L. MCGANNON

John L. McGannon
President, Chief Executive Officer
and Chief Financial Officer

Dated: March 30, 2001

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. McGannon his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 30, 2001 in the capacities indicated:

Signatures	Title

/s/ JOHN L. MCGANNON John L. McGannon	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive, financial and accounting officer)

/s/ THOMAS L. RINGER Thomas L. Ringer	Chairman of the Board of Directors

/s/ BARTON L. FABER Barton L. Faber	Director

/s/ CHARLES P. HOLT Charles P. Holt	Director

/s/ COLIN J. O’BRIEN Colin J. O’Brien	Director

/s/ BRIAN E. STERN Brian E. Stern	Director

DOCUMENT SCIENCES CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Document Sciences Corporation

      We have audited the accompanying consolidated balance sheets of Document Sciences Corporation as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

ERNST & YOUNG LLP

San Diego, California

January 26, 2001, except for Note 12
for which the date is February 16, 2001

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	1999	2000

Current assets:

Cash and cash equivalents	$3,746,357	$4,768,520

Short-term investments	13,528,662	13,783,595

Accounts receivable, less allowance for doubtful accounts of $765,873 and $1,012,177 in 1999 and 2000, respectively	6,063,873	6,084,249

Due from affiliates	1,878,114	1,604,097

Unbilled revenue	308,063	269,428

Other current assets	913,453	779,018

Total current assets	26,438,522	27,288,907

Property and equipment, net	1,787,245	1,930,699

Computer software costs, net of accumulated amortization of $1,547,871 and $2,706,041 in 1999 and 2000, respectively	1,332,048	1,364,636

Goodwill, net of accumulated amortization of $186,998 and $257,121 in 1999 and 2000, respectively	864,863	794,739

Other assets	—	117,413

	$30,422,678	$31,496,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$605,038	$332,893

Accrued compensation	1,876,813	953,195

Other accrued liabilities	695,754	532,858

Deferred revenue	6,638,681	8,319,390

Current portion of obligations under capital leases	11,376	—

Total current liabilities	9,827,662	10,138,336

Obligations under capital leases	1,244	—

Deferred revenue	313,669	224,049
Commitments

Stockholders’ equity:

Common stock, $.001 par value; Authorized shares — 30,000,000; Issued and outstanding shares — 10,744,169 in 1999 and 10,835,139 in 2000	10,919	10,923

Deferred compensation	(10,794)	—

Treasury stock	(609,983)	(503,273)

Additional paid-in capital	25,425,809	25,436,306

Accumulated comprehensive income (loss)	(186,500)	8,462

Retained deficit	(4,349,348)	(3,818,409)

Total stockholders’ equity	20,280,103	21,134,009

	$30,422,678	$31,496,394

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	1998	1999	2000

Revenues:

Initial license fees (including $2,987,600, $3,138,700 and $2,671,800 from affiliates in 1998, 1999 and 2000, respectively)	$7,186,247	$10,405,839	$10,257,633

Annual renewal license and support fees (including $1,234,300, $1,604,600 and $2,235,700 from affiliates in 1998, 1999 and 2000, respectively)	5,889,410	7,607,077	8,620,958

Services and other (including $1,184,800, $430,300 and $279,900 from affiliates in 1998, 1999 and 2000, respectively)	7,031,693	6,292,324	3,700,336

Total revenues	20,107,350	24,305,240	22,578,927

Cost of revenues:

Initial license fees	1,367,939	1,375,892	1,643,617

Annual renewal license and support fees	862,058	947,445	1,311,196

Services and other	4,344,896	3,628,909	2,501,372

Total cost of revenues	6,574,893	5,952,246	5,456,185

Gross profit	13,532,457	18,352,994	17,122,742

Operating expenses:

Research and development	4,336,116	4,679,067	4,154,364

Selling and marketing	11,353,604	7,680,764	8,358,577

General and administrative	6,214,275	4,626,854	5,025,417

Restructuring charges	1,988,983	—	—

Total operating expenses	23,892,978	16,986,685	17,538,358

Income (loss) from operations	(10,360,521)	1,366,309	(415,616)

Interest, net	900,755	744,566	960,581

Income (loss) before provision for income taxes	(9,459,766)	2,110,875	544,965

Provision (benefit) for income taxes	(306,168)	—	14,026

Net income (loss)	$(9,153,598)	$2,110,875	$530,939

Net income (loss) per share — basic	$(.86)	$.20	$.05

Weighted average shares used in basic calculation	10,690,340	10,693,888	10,771,588

Net income (loss) per share — diluted	$(.86)	$.20	$.05

Weighted average shares used in diluted calculation	10,690,340	10,816,948	11,153,893

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury Stock		Additional		Comprehensive	Retained
					Paid-in	Deferred	Income	Earnings
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	(Deficit)

Balance at December 31, 1997	10,803,369	$10,803	60,072	$(240,515)	$25,398,897	$(241,469)	$69,506	$2,693,375

Issuance of common stock upon exercise of options	54,589	55	—	—	10,502	—	—	—

Purchase of treasury stock	—	—	212,800	(543,618)	—	—	—	—

Sale of treasury stock	—	—	(49,714)	97,144	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	174,143	—	—

Comprehensive income (loss):

Unrealized loss on short-term investments	—	—	—	—	—	—	(22,337)	—

Foreign currency translation adjustment	—	—	—	—	—	—	156,902	—

Net loss	—	—	—	—	—	—	—	(9,153,598)

Comprehensive loss

Balance at December 31, 1998	10,857,958	10,858	223,158	(686,989)	25,409,399	(67,326)	204,071	(6,460,223)

Issuance of common stock upon exercise of options	61,093	61	—	—	16,410	—	—	—

Sale of treasury stock	—	—	(48,276)	77,006	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	56,532	—	—

Comprehensive income (loss):

Unrealized loss on short-term investments	—	—	—	—	—	—	(271,098)	—

Foreign currency translation adjustment	—	—	—	—	—	—	(119,473)	—

Net income	—	—	—	—	—	—	—	2,110,875

Comprehensive income

Balance at December 31, 1999	10,919,051	10,919	174,882	(609,983)	25,425,809	(10,794)	(186,500)	(4,349,348)

Issuance of common stock upon exercise of options	4,050	4	—	—	10,497	—	—	—

Sale of treasury stock	—	—	(86,920)	106,710	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	10,794	—	—

Comprehensive income (loss):

Unrealized gain on short-term investments	—	—	—	—	—	—	212,916	—

Foreign currency translation adjustment	—	—	—	—	—	—	(17,954)	—

Net income	—	—	—	—	—	—	—	530,939

Comprehensive income

Balance at December 31, 2000	10,923,101	$10,923	87,962	$(503,273)	$25,436,306	$—	$8,462	$(3,818,409)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Stockholders’
Equity

Balance at December 31, 1997	$27,690,597

Issuance of common stock upon exercise of options	10,557

Purchase of treasury stock	(543,618)

Sale of treasury stock	97,144

Amortization of deferred compensation	174,143

Comprehensive income (loss):

Unrealized loss on short-term investments	(22,337)

Foreign currency translation adjustment	156,902

Net loss	(9,153,598)

Comprehensive loss	(9,019,033)

Balance at December 31, 1998	18,409,790

Issuance of common stock upon exercise of options	16,471

Sale of treasury stock	77,006

Amortization of deferred compensation	56,532

Comprehensive income (loss):

Unrealized loss on short-term investments	(271,098)

Foreign currency translation adjustment	(119,473)

Net income	2,110,875

Comprehensive income	1,720,304

Balance at December 31, 1999	20,280,103

Issuance of common stock upon exercise of options	10,501

Sale of treasury stock	106,710

Amortization of deferred compensation	10,794

Comprehensive income (loss):

Unrealized gain on short-term investments	212,916

Foreign currency translation adjustment	(17,954)

Net income	530,939

Comprehensive income	725,901

Balance at December 31, 2000	$21,134,009

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1998	1999	2000

Operating activities

Net income (loss)	$(9,153,598)	$2,110,875	$530,939

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Depreciation and amortization	614,099	529,188	652,837

Amortization of goodwill	70,125	70,124	70,124

Loss on disposal of fixed assets	610,159	25,881	36,534

Amortization of computer software costs	377,384	694,362	1,158,170

Amortization of deferred compensation	174,143	56,532	10,794

Current income tax expense payable to affiliates	(387,443)	—	—

Deferred income taxes	(85,000)	—	—

Provision for doubtful accounts	507,283	44,510	245,170

Changes in operating assets and liabilities, net of effects of acquired business:

Accounts receivable	398,369	(1,885,316)	(264,438)

Due from affiliates	679,251	(283,754)	280,251

Unbilled revenue	(102,669)	83,538	38,635

Income tax receivable	(331,337)	331,337	—

Other assets	(239,162)	(395,671)	17,411

Accounts payable	391,675	(456,309)	(272,146)

Accrued compensation	1,080,978	7,935	(923,771)

Accrued liabilities	1,374,169	(1,075,860)	(163,976)

Deferred revenue	3,990,648	(844,986)	1,589,169

Net cash provided by (used in) operating activities	(30,926)	(987,614)	3,005,703

Investing activities

Purchases of short-term investments	(16,196,630)	(16,027,127)	(7,495,217)

Sales of short-term investments	18,194,575	12,784,046	340,284

Maturities of short-term investments	3,010,000	2,935,000	6,900,000

Purchases of property and equipment, net	(752,194)	(709,568)	(905,449)

Proceeds from disposal of assets	—	29,640	73,044

Unrealized gains (losses) on securities	(22,337)	(271,098)	214,437

Additions to computer software costs	(643,655)	(642,820)	(1,190,758)

Net cash provided by (used in) investing activities	3,589,759	(1,901,927)	(2,063,659)

Financing activities

Principal payments under capital lease obligations	(63,158)	(41,566)	(12,620)

Purchase of treasury stock	(543,618)	—	—

Sale of treasury stock	97,144	77,006	106,710

Proceeds from issuance of common stock	10,557	16,471	10,501

Net cash provided by (used in) financing activities	(499,075)	51,911	104,591

Increase (decrease) in cash and cash equivalents	3,059,758	(2,837,630)	1,046,635

Foreign currency translation adjustment	108,361	(110,433)	(24,472)

Cash and cash equivalents at beginning of year	3,526,301	6,694,420	3,746,357

Cash and cash equivalents at end of year	$6,694,420	$3,746,357	$4,768,520

Supplemental disclosure of cash flow information:

Interest paid	$11,135	$3,108	$1,040

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Organization and Summary of Significant Accounting Policies

Organization

      Document Sciences Corporation was incorporated on October 18, 1991 in Delaware as a subsidiary of Xerox Corporation (Xerox). We develop, market and support a family of document automation software products and services used in high volume electronic publishing applications. Autograph, our document automation software architecture, enables personalized publishing solutions for many industries including insurance, managed healthcare, financial services, commercial print services, government, telecommunications and manufacturing.

      We currently derive substantially all of our license revenues from licenses of CompuSet, Autograph’s flagship product, and related products and from fees for services related to the CompuSet software. Our financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the CompuSet software and related products. There can be no assurance that we will continue to be successful in developing and marketing CompuSet products and related services.

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

Foreign Operations

      The functional currency of our French subsidiary is the French Franc. The balance sheet accounts of our subsidiary are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. Foreign currency translation gains are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in general and administrative expenses in the consolidated statements of operations and were not material during the years ended December 31, 1998, 1999 and 2000.

Cash, Cash Equivalents and Short-term Investments

      Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. We evaluate the financial strength of institutions at which significant investments are made and believe the related credit risk is limited to an acceptable level.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      We have adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classify our investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities will be included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

      We sell our products primarily to large, multinational customers in the United States, Europe, Canada, Australia and Brazil. We derived 31%, 25% and 28% of our total revenues from customers outside the United States for the years ended December 31, 1998, 1999 and 2000, respectively. A significant concentration of our customers is in the insurance, finance and commercial print service industries. Xerox was the only customer that accounted for more than 10% of our revenue in any one year. They accounted for 27%, 21% and 23% for the years ended December 31, 1998, 1999 and 2000, respectively.

      Credit is extended based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. We estimate our potential losses on trade receivables on an ongoing basis and provide for anticipated losses in the period in which the revenues are recognized.

Impairment of Long-Lived Assets

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. To date, no such impairments have been identified.

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

Depreciation and Amortization

      Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally three to seven years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements. Amortization of goodwill is provided over an estimated life of 15 years.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

      We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable. The portion of the initial license fee representing the software support for the first year is deferred and recognized ratably over the contract period. Annual renewal license and support fees are recognized ratably over the contract period. Revenues from commissions paid by Xerox in connection with the sale of Xerox printer products are recognized upon installation of the printer products. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts.

Computation of Net Income Per Share

      In accordance with SFAS No. 128, Earnings per Share, “Basic EPS” includes no dilution and is based on weighted-average common shares outstanding for the period. SFAS No. 128 also requires companies with complex capital structures to present “Diluted EPS” that reflects the potential dilution of securities such as employee stock options.

      In 1999 and 2000, the difference between weighted-average shares used in determining Basic EPS versus Diluted EPS related to dilutive common stock options totaled 123,060 and 382,305 shares, respectively. Common stock options to purchase 867,234, 1,523,619 and 1,252,609 shares were excluded from the calculation of weighted-average shares used in determining Diluted EPS for 1998, 1999 and 2000, respectively, as their effect would have been antidilutive.

Stock Options

      As permitted by SFAS No. 123, Accounting for Stock-based Compensation, we have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Issued Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board, or FASB, issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS No. 137. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, which requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. As of December 31, 2000, the Company did not hold any derivative instruments, or conduct any hedging activities. Therefore, there is no anticipated impact to the consolidated financial statements for the adoption of SFAS No. 133 and 137 at January 1, 2001.

      In March 2000, the FASB issued Financial Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying APB No. 25, Accounting for Stock Issued to Employees. APB No. 25 states the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material effect on our financial position or results of operations.

Reclassifications

      Certain reclassifications, none of which affect net income (loss), have been made to prior years’ amounts in order to conform to the current year’s presentation.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  2. Financial Statement Information

Property and Equipment

      Property and equipment are stated at cost and consist of the following at December 31:

	1999	2000

Computer equipment	$1,908,711	$2,177,786

Office equipment	243,100	328,249

Office furniture and fixtures	323,281	426,830

Leasehold improvements	681,004	567,649

	3,156,096	3,500,514

Less accumulated depreciation and amortization	(1,368,851)	(1,569,815)

	$1,787,245	$1,930,699

      The cost of equipment acquired under capital leases totaled $217,071 and $203,853 at December 31, 1999 and 2000, respectively, with accumulated depreciation of $168,614 and $188,879 at December 31, 1999 and 2000, respectively.

Investments

      We have classified all of our investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 1999 and 2000:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 1999

U.S. treasury securities	$4,173,981	$—	$102,917	$4,071,064

U.S. government agency obligations	3,356,996	—	23,372	3,333,624

U.S. corporate securities	6,221,613	482	98,121	6,123,974

	$13,752,590	$482	$224,410	$13,528,662

December 31, 2000

U.S. treasury securities	$3,827,316	$3,403	$11,395	$3,819,324

U.S. government agency obligations	4,123,255	6,406	2,890	4,126,771

U.S. corporate securities	5,844,037	31,933	38,470	5,837,500

	$13,794,608	$41,742	$52,755	$13,783,595

      The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000, by contractual maturity, are shown below:

		Estimated
	Cost	Fair Value

Due in one year or less	$7,038,507	$7,142,062

Due after one year through ten years	6,756,101	6,641,533

	$13,794,608	$13,783,595

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  3. Segment Information

      The tables below summarize our operations in the United States and by those of our subsidiary, Document Sciences Europe:

	United
	States	Europe	Eliminations	Totals

Year ended December 31, 1998

Sales to unaffiliated customers	$13,581,446	$2,081,749	$—	$15,663,195

Sales to affiliates	2,019,548	2,424,607	—	4,444,155

Revenues	$15,600,994	$4,506,356	$—	$20,107,350

Operating income (loss)	$(10,404,611)	$44,090	$—	$(10,360,521)

Identifiable assets	$29,811,491	$1,193,834	$(16,666)	$30,988,659

Year ended December 31, 1999

Sales to unaffiliated customers	$17,904,917	$2,200,623	$—	$20,105,540

Sales to affiliates	2,709,352	1,490,348	—	4,199,700

Revenues	$20,614,269	$3,690,971	$—	$24,305,240

Operating income (loss)	$1,549,879	$(183,570)	$—	$1,366,309

Identifiable assets	$30,106,425	$332,919	$(16,666)	$30,422,678

Year ended December 31, 2000

Sales to unaffiliated customers	$16,302,949	$2,327,654	$—	$18,630,603

Sales to affiliates	2,416,109	1,532,215	—	3,948,324

Revenues	$18,719,058	$3,859,869	$—	$22,578,927

Operating income (loss)	$(551,081)	$135,465	$—	$(415,616)

Identifiable assets	$31,264,827	$248,233	$(16,666)	$31,496,394

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

  4. Leases

      We lease our headquarters in Carlsbad, California under an operating lease expiring on February 28, 2005. Under the terms of the lease, effective March 1, 1999, monthly rental payments will be increased annually by 4%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 4%. We sublease additional space in Carlsbad under an operating lease expiring October 14, 2001. Our offices in France and Milwaukee, Wisconsin are

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under operating leases expiring on April 15, 2004 and March 31, 2003, respectively. Annual future minimum lease payments as of December 31, 2000 are as follows:

Operating
Years Ending December 31,	Leases

2001	$466,370

2002	428,221

2003	298,006

2004	268,815

2005	45,092

Thereafter	—

1,506,504

      Rent expense for the years ended December 31, 1998, 1999 and 2000 was $576,417, $451,871 and $492,886, respectively.

  5. Stockholders’ Equity

Stock

      As of December 31, 2000, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

Stock Incentive Plans

      Our Stock Incentive Plans provide for the issuance of incentive and nonstatutory options to purchase Common Shares to eligible employees, officers, directors of and consultants to Document Sciences. Our 1993 Stock Incentive Plan (the “1993 Plan”) provided for the issuance of up to 1,500,000 shares. In October 1995, the Board of Directors approved the 1995 Stock Incentive Plan (the “1995 Plan”), which provided for the issuance of an additional 779,250 shares which included 29,250 shares previously reserved for issuance under the 1993 Plan. In 1998, 1999 and 2000, this plan was amended to provide for the issuance of an additional 750,000, 350,000 and 1,000,000 shares, respectively. The 1995 Plan replaced the 1993 Plan. All outstanding options under the 1993 Plan remain exercisable in accordance with their original terms. Terms of stock purchase or stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. The maximum term of the options granted under the 1995 Plan is ten years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The exercise price of nonstatutory stock options and stock issued under purchase rights must equal at least 85% of the fair market value on the date of grant or time of issuance.

      The following table summarizes stock option activity under the stock incentive plans:

			Weighted
	Number	Option Price	Average Price
	of Shares	Per Share	Per Share

Balance at December 31, 1998	867,234	$ .03 – $10.00	$2.64

Granted	1,297,850	$1.50 – $ 2.00	$1.90

Exercised	(61,093)	$ .03 – $ .67	$.27

Canceled	(457,312)	$ .03 – $10.00	$2.70

Balance at December 31, 1999	1,646,679	$ .03 – $10.00	$2.10

Granted	161,500	$1.13 – $ 5.00	$2.65

Exercised	(4,050)	$ .67	$.67

Canceled	(169,215)	$ .67 – $10.00	$2.05

Balance at December 31, 2000	1,634,914	$ .03 – $10.00	$2.17

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2000, 845,782 of the options were vested and exercisable and 1,150,171 were available for future grant. Following is a breakdown of the options outstanding as of December 31, 2000:

			Weighted		Weighted
			Average		Average
		Weighted	Exercise		Exercise
Range of		Average	Price of		Price of
Exercise	Options	Remaining	Options	Options	Options
Prices	Outstanding	Life in years	Outstanding	Exercisable	Exercisable

$ .03 – $ .67	90,299	3.22	$0.22	90,299	$0.22
$1.13 – $ 1.75	262,450	8.64	$1.53	227,731	$1.53
$1.97	818,032	8.70	$1.97	257,947	$1.97
$2.00 – $10.00	464,133	7.98	$3.23	269,805	$3.56

	1,634,914	8.18	$2.16	845,782	$2.17

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

      Adjusted pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. For options granted in the period prior to September 19, 1996, the fair value for options was estimated at the date of grant using the “minimum value” method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5%-6%, dividend yields of 0% and a weighted-average expected life of the option of four to seven years. For options granted from September 19, 1996 to December 31, 2000, the fair value of options was estimated at the date of grant using the “Black-Scholes” method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5%-6%, dividend yields of 0%, expected volatility of .69 to 1.43 and a weighted-average expected life of the option of seven years.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on reported net income (loss) for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows:

	Years ended December 31,

	1998	1999	2000

Adjusted pro forma basic net income (loss)	$(9,704,706)	$1,466,003	$(292,321)

Adjusted pro forma basic net income (loss) per share	$(.91)	$.14	$(.03)

Adjusted pro forma diluted net income (loss) per share	$(.91)	$.14	$(.03)

      Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 350,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  6. Income Taxes

      For financial reporting purposes, income (loss) before income taxes includes the following components:

	1998	1999	2000

United States	$(9,660,080)	$2,294,445	$409,500

Foreign	200,314	(183,570)	135,465

	$(9,459,766)	$2,110,875	$544,965

      The provision for income taxes (benefit) is as follows:

	Years Ended December 31,

	1998	1999	2000

Current:

Federal	$(331,337)	$—	$14,026

State	—	—	—

Foreign	110,169	—	—

	(221,168)	—	14,026

Deferred (credit):

Federal	(104,000)	—	—

State	19,000	—	—

Foreign	—	—	—

	(85,000)	—	—

	$(306,168)	$—	$14,026

      Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,

	1998	1999	2000

Deferred tax liabilities:

Computer software costs	$(509,100)	$(490,200)	$(502,200)

Fixed assets	(127,900)	(149,600)	(138,800)

Total deferred tax liabilities	(637,000)	(639,800)	(641,000)

Deferred tax assets:

Operating loss carryforwards	2,496,000	2,362,700	1,921,300

Accrued vacation	132,000	157,600	201,100

Provision for doubtful accounts	262,400	255,400	351,200

Tax credits	205,900	231,900	431,600

Restructuring charges	728,800	—	—

Total deferred tax assets	3,825,100	3,007,600	2,905,200

Valuation allowance	3,188,100	2,367,800	2,264,200

Net deferred tax assets	637,000	639,800	641,000

Net deferred tax asset (liability)	$0	$0	$0

      A valuation allowance has been recognized to offset deferred tax assets as of December 31, 1998, 1999 and 2000 as realization of such assets is uncertain.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 31, 2000, we have federal net operating loss carryforwards of approximately $5.9 million which will begin expiring in 2018 unless previously utilized. At December 31, 2000, we have federal research and development tax credit carryforwards of approximately $372,100 which will begin expiring in 2012 unless previously utilized.

      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three year period.

      The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 1998, 1999 and 2000 to income before income taxes are as follows:

	December 31,

	1998	1999	2000

Provision at statutory rate	$(3,310,918)	$738,806	$185,829

Benefit for graduated rates	94,596	(21,109)	(5,309)

Increase (decrease) in valuation allowance	3,188,100	(820,300)	(103,600)

Permanent differences and other	(277,946)	(102,603)	(62,894)

Provision for income taxes	$(306,168)	$—	$14,026

  7. Transactions with Affiliates

      Until September 30, 1999, we had a strategic marketing alliance with Xerox under which both parties agreed to pay each other fees on referrals that led to the successful sale or licensing of each other’s products. Included in services and other revenues in the accompanying statements of operations are commissions earned from Xerox totaling $344,000, $287,000 and $0 in 1998, 1999 and 2000, respectively. These commissions were 2%, 1% and 0% of total revenues in 1998, 1999 and 2000, respectively. No commissions we paid relating to referrals from Xerox in 1998, 1999 or 2000.

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Canada, Australia and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $1.7 million, $2.4 million and $2.4 million in 1998, 1999 and 2000, respectively. Included in accounts receivable are $473,800, $900,500 and $707,000 from these revenues at December 31, 1998, 1999 and 2000, respectively.

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements were $2.4 million, $2.2 million and $2.3 million in 1998, 1999 and 2000, respectively. Related accounts receivable are $181,600, $663,300 and $564,500 at December 31, 1998, 1999 and 2000, respectively.

      We also license software to Xerox and affiliates of Xerox in the United States. These revenues were $962,600, $263,600 and $443,700 in 1998, 1999 and 2000, respectively. Related accounts receivable are $379,000, $221,400 and $332,600 at December 31, 1998, 1999 and 2000, respectively.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  8. Financial Statements and Supplementary Data

      Supplementary interim financial information is presented as follows (unaudited):

	Quarters ended

	March 31	June 30	September 30	December 31

2000

Revenues	$5,669,926	$5,215,972	$4,981,821	$6,711,208

Cost of revenues	1,309,457	1,200,741	1,284,185	1,661,802

Net income (loss)	413,912	(382,875)	(208,652)	708,554

Basic income (loss) per share	.04	(.04)	(.02)	.07

Diluted income (loss) per share	.04	(.04)	(.02)	.07

1999

Revenues	$5,509,743	$5,996,779	$5,526,705	$7,272,013

Cost of revenues	1,311,680	1,688,981	1,401,917	1,549,668

Net income	225,805	259,077	461,159	1,164,834

Basic income per share	.02	.02	.04	.11

Diluted income per share	.02	.02	.04	.11

  9. Sales Commitments

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

      The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at December 31, 2000:

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1998	$–0–	$–0–	$–0–

1999 additions	2,905,033	3,876,105	6,781,138

1999 revenue recognized	(2,064,003)	(289,463)	(2,353,466)

Invoiced and included in deferred revenue	–0–	(661,125)	(661,125)

Balances at December 31, 1999	841,030	2,925,517	3,766,547

2000 additions	1,697,671	3,171,475	4,869,146

2000 revenue recognized	(1,978,795)	(1,458,216)	(3,437,011)

Invoiced and included in deferred revenue	(71,842)	(1,216,107)	(1,287,949)

Balances at December 31, 2000	$488,064	$3,422,669	$3,910,733

      All revenue from the unrecognized revenue backlog will have been recognized by the end of the fourth quarter of 2003.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Employee Retirement Plan

401(k) Plan

      Document Sciences has an employee savings and retirement plan (the “401(k) Plan”) that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee’s compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee’s interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 1998, 1999 and 2000, we made discretionary contributions of $443,000, $346,200 and $349,500, respectively.

11. Restructuring Charges

      In December 1998, our Board of Directors approved a plan of restructuring and we recorded a charge of approximately $2.0 million. At December 31, 1998, our restructuring reserve totaled $1.5 million. This amount was paid in 1999 and there was no reserve remaining at December 31, 1999.

12. Subsequent Events

      In the first quarter of 2001, we eliminated 12 positions in the areas of sales, professional services, development and administration and recorded a charge of approximately $280,000.

      On February 16, 2001, we announced a tender offer to purchase up to 6,000,000 shares of our outstanding common stock, par value $0.001 per share, at a purchase price of $2.00 per share. The offer will expire March 23, 2001, and be paid net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase. Xerox has agreed to tender all of its shares in the offer. Additionally, we have an option to purchase from Xerox up to 2.0 million additional shares after the completion of the offer at $2.00 per share, with the purchase price represented by promissory notes. Both Xerox’s agreement to tender its shares in the offer and the exercise of the option are subject to the condition that in no event will we purchase shares that would cause Xerox’s ownership interest to be less than 19.9% of our outstanding shares.

SCHEDULE II

DOCUMENT SCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Year Ended December 31, 1998

Allowance for doubtful accounts and returns	$218,278	$1,199,425	$692,142	$725,561

Year Ended December 31, 1999

Allowance for doubtful accounts and returns	725,561	219,482	179,170	765,873

Year Ended December 31, 2000

Allowance for doubtful accounts and returns	765,873	658,165	411,861	1,012,177

S-1

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2000

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3(1)	Amended and Restated Bylaws of the Registrant.
3.4(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1(1)	Specimen Stock Certificate.
10.1(1, 3)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2(1, 3)	1993 Stock Option Plan and Form of Agreement.
10.3(5)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4(1, 3)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8(1)	Value Added Remarketer Agreement Between Xerox Canada Limited and the Registrant.
10.9(1)	Value Added Reseller Agreement Between N.V. Rank Xerox S.A. and the Registrant.
10.10(1)	Form of Professional Services Agreement.
10.11(1)	Form of Domestic Value Added Remarketer Agreement.
10.12(1)	Form of International Value Added Reseller Agreement.
10.13(1)	Form of Software License and Software Support Agreement.
10.14(2)	Lease for Registrant’s Principal Facilities, as Amended and Assignment of Lease.
10.15(1, 3)	Letter Agreement Between Tony Domit and the Registrant.
10.16(1, 3)	Letter Agreement Between Thomas Anthony and the Registrant.
10.17(1, 3)	Letter Agreement Between Judith A. O’Reilly and the Registrant.
10.18(1, 3)	Letter Agreement Between Daniel Fregeau and the Registrant.
10.19(1, 3)	Letter Agreement Between Alfred G. Altomare and the Registrant.
10.20(1)	Value Added Reseller Agreement Between Geneva Digital Ltd. and the Registrant.
10.21(1)	Value Added Remarketer Agreement Between Business and Business and the Registrant.
10.22(5)	1997 Employee Stock Purchase Plan, as amended.
10.23(4)	Tony N. Domit Agreement.
10.24(4)	Xerox Cooperative Marketing Agreement.
10.25(4)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.26(5)	International Business Machines Marketing Agreement.
10.27(5)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.28(5)	Thomas J. Anthony Agreement.
10.29(5)	Robert J. Pryor Agreement.
10.30(5)	John H. Wilson Consulting Agreement.
10.31(3, 6)	John L. McGannon Employment Agreement.

Exhibit
Number	Exhibit Description

21.1(1)	List of Subsidiaries.
23.1(6)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(6)	Power of Attorney (See page 22)

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)	Filed herewith.