Form 10-Q
period 2001-03-31
DOCUMENT SCIENCES CORP
filed 2001-05-15
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-20981

DOCUMENT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0485994

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6339 Paseo del Lago
Carlsbad, California 92009
(Address of Principal Executive Offices including Zip Code)

(760) 602-1400
(Registrant’s Telephone Number including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No  [   ]

      As of April 30, 2001, there were 3,724,237 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

Page
No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets—March 31, 2001 and December 31, 2000	3

Consolidated statements of operations—three months ended March 31, 2001 and 2000	4

Consolidated statements of cash flows—three months ended March 31, 2001 and 2000	5

Notes to consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	21

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(Unaudited)	(See note below)
ASSETS

Current assets:

Cash and cash equivalents	$16,233,578	$4,768,520

Short-term investments	2,722,419	13,783,595

Accounts receivable, net	4,847,792	6,084,249

Due from affiliates	1,189,603	1,604,097

Unbilled revenue	94,323	269,428

Other current assets	765,479	779,018

Total current assets	25,853,194	27,288,907

Property and equipment, net	1,812,580	1,930,699

Computer software costs, net	1,347,041	1,364,636

Goodwill, net	777,208	794,739

Other assets	55,135	117,413

Total assets	$29,845,158	$31,496,394

LIABILITIES

Current liabilities:

Accounts payable	$58,857	$332,893

Accrued compensation	583,267	953,195

Other accrued liabilities	670,820	532,858

Deferred revenue	7,507,606	8,319,390

Total current liabilities	8,820,550	10,138,336
Deferred revenue	201,644	224,049

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; Authorized—30,000,000 shares; Issued and outstanding shares—10,861,105 and 10,835,139 at March 31, 2001 and December 31, 2000, respectively	10,946	10,923

Treasury stock	(503,273)	(503,273)

Additional paid-in capital	25,443,053	25,436,306

Accumulated comprehensive income	42,229	8,462

Retained deficit	(4,169,991)	(3,818,409)

Total stockholders’ equity	20,822,964	21,134,009

Total liabilities and stockholders’ equity	$29,845,158	$31,496,394

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2000

Revenues:

Initial license fees	$1,849,680	$2,539,382

Annual renewal license and support fees	2,117,030	2,179,718

Services and other	1,290,729	950,826

Total revenues	5,257,439	5,669,926

Cost of revenues:

Initial license fees	394,848	254,287

Annual renewal license and support fees	410,490	349,961

Services and other	878,156	705,209

Total cost of revenues	1,683,494	1,309,457

Gross margin	3,573,945	4,360,469

Operating expenses:

Research and development	1,117,012	1,163,144

Selling and marketing	2,044,858	1,915,178

General and administrative	1,116,482	1,076,820

Total operating expenses	4,278,352	4,155,142

Income (loss) from operations	(704,407)	205,327

Interest income, net	352,825	208,585

Income (loss) before income taxes	(351,582)	413,912

Provision for income taxes	—	—

Net income (loss)	$(351,582)	$413,912

Net income (loss) per share—basic	$(0.03)	$0.04

Weighted average shares used in basic calculation	10,859,191	10,744,169

Net income (loss) per share—diluted	$(0.03)	$0.04

Weighted average shares used in diluted calculation	10,859,191	11,626,292

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2000

Operating activities

Net income (loss)	$(351,582)	$413,912

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	175,329	140,755

Amortization of goodwill	17,531	17,531

Loss on disposal of fixed assets	—	12,533

Amortization of computer software costs	238,797	152,021

Amortization of deferred compensation	—	10,794

Provision for doubtful accounts	(149,067)	(215,493)

Changes in operating assets and liabilities:

Accounts receivable	1,382,122	2,569,816

Due from affiliates	405,683	(649,221)

Unbilled revenue	175,105	(143,750)

Other assets	74,939	(50,494)

Accounts payable	(274,036)	(37,563)

Accrued compensation	(369,584)	(1,084,704)

Other accrued liabilities	141,096	(86,379)

Deferred revenue	(829,279)	(381,962)

Net cash provided by operating activities	637,054	667,796

Investing activities

Purchases of short-term investments	(119,968)	(1,745,063)

Sales of short-term investments	10,081,144	315,923

Maturities of short-term investments	1,100,000	1,000,000

Purchases of property and equipment, net	(58,764)	(299,958)

Proceeds from disposal of assets	325	69,093

Unrealized gains (losses) on securities	50,334	(3,979)

Additions to computer software costs	(221,202)	—

Net cash provided by (used in) investing activities	10,831,869	(663,984)

Financing activities

Principal payments under capital lease obligations	—	(2,709)

Issuance of common stock	6,770	—

Net cash provided by (used in) financing activities	6,770	(2,709)

Increase in cash and cash equivalents	11,475,693	1,103

Foreign currency translation adjustment	(10,635)	(7,135)

Cash and cash equivalents at beginning of period	4,768,520	3,746,357

Cash and cash equivalents at end of period	$16,233,578	$3,740,325

Supplemental disclosure of cash flow information:

Interest paid	$—	$375

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 2000 have been reclassified to conform with the 2001 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in our 2000 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note B—Transactions with Affiliates

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada, Brazil, Argentina and Chile. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $320,500 and $564,900 for the three months ended March 31, 2001 and 2000, respectively. Included in accounts receivable are $391,700 and $746,700 from these revenues at March 31, 2001 and 2000, respectively.

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $415,500 and $472,900 for the three months ended March 31, 2001 and 2000, respectively. Related accounts receivable are $478,900 and $713,600 at March 31, 2001 and 2000, respectively.

Note C—Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, “Earnings per Share”. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

	Three Months Ended

	March 31, 2001	March 31, 2000

Weighted average common shares outstanding used in basic earnings per share calculation	10,859,191	10,744,169

Effect of dilutive stock options	0	882,123

Shares used in diluted earnings per share	10,859,191	11,626,292

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

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at March 31, 2001:

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1998	$-0-	$-0-	$-0-

1999 additions	2,905,033	3,876,105	6,781,138

Invoiced and recognized	(2,064,003)	(289,463)	(2,353,466)

Invoiced and included in Deferred Revenue	-0-	(661,125)	(661,125)

Balances at December 31, 1999	841,030	2,925,517	3,766,547

2000 additions	1,697,671	3,171,475	4,869,146

Invoiced and recognized	(1,978,795)	(1,458,216)	(3,437,011)

Invoiced and included in Deferred Revenue	(71,842)	(1,216,107)	(1,287,949)

Balances at December 31, 2000	488,064	3,422,669	3,910,733

First quarter additions	199,530	404,977	604,507

Invoiced and recognized	(321,703)	(392,007)	(713,710)

Invoiced and included in Deferred Revenue	(361)	(69,036)	(69,397)

Balances at March 31, 2001	$365,530	$3,366,603	$3,732,133

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

Revenue from the current unrecognized revenue backlog will be recognized by the end of the first quarter of 2004.

Note E—Severance Charges

This quarter we eliminated 12 positions in the areas of sales, professional services, development and administration and recorded a charge of approximately $280,000.

Note F—Subsequent Events

On February 16, 2001, we commenced a self tender offer for 6,000,000 shares of our outstanding common stock. Xerox tendered all of its shares of Document Sciences common stock in the offer. The tender offer expired on March 23, 2001 and was oversubscribed. In April 2001, we completed our tender offer and purchased 6,000,000 shares of our outstanding common stock for $2.00 per share.

On February 16, 2001, Xerox also granted us an option to purchase up to 2,000,000 additional shares of our stock it owned after completion of the tender offer at the tender offer price. On April 16, 2001, we executed two promissory notes payable to Xerox pursuant to our exercise of the option to purchase 1,139,600 shares of our common stock owned by Xerox at $2.00 per share.

As a result of our tender offer and our exercise of the option to purchase additional shares of Xerox, Xerox presently owns 19.9% of our outstanding shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

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

Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Risk Factors” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2000 Annual Report on Form 10-K.

OVERVIEW

Document Sciences Corporation develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox, and following our initial public offering of stock in September 1996, Xerox’ ownership interest was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares of Xerox which were completed in April 2001, Xerox’s ownership interest has been reduced to 19.9%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of income for the periods indicated:

	Three Months Ended
	March 31,

	2001	2000

Revenues:

Initial license fees	35%	45%

Annual renewal license and support fees	40	38

Services and other	25	17

Total revenues	100%	100%

Cost of revenues:

Initial license fees	7%	5%

Annual renewal license and support fees	8	6

Services and other	17	12

Total cost of revenues	32%	23%

Gross profit	68%	77%

Operating expenses:

Research and development	21%	21%

Selling and marketing	39	34

General and administrative	21	19

Total operating expenses	81%	74%

Income (loss) from operations	(13)%	3%

Interest income, net	6	4

Income (loss) before income taxes	(7)%	7%

Provision for income taxes	0	0

Net income (loss)	(7)%	7%

Revenues

Total revenues decreased 7% to $5.3 million for the three months ended March 31, 2001 from $5.7 million for the three months ended March 31, 2000. This decline was due to decreases in initial and annual license fees, which were partially offset by growth in services and other revenue.

Sales Channels. We sell our products largely through a direct sales force domestically, and internationally through distributors and value added resellers or VARS. Revenues from export sales and sales through our foreign subsidiary decreased 35% to $969,600 for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000. This decrease is the result of generally lower revenues throughout our VAR network. Revenues from export sales were 18% and 26% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products decreased 26% to $736,000 for the three months ended March 31, 2001 from $1.0 million for the three months ended March 31, 2000. Decreased revenues were reported for all of our Xerox affiliates.

Initial license fees. Initial license fee revenues decreased 28% to $1.8 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000. This decrease is due to decreased sales in all regions.

Annual renewal license and support fees. Revenues from annual renewal license and support fees decreased 5% to $2.1 million for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000. This decrease is due to ending support of some of our oldest products.

Services and other. Revenues from services and other increased 37% to $1.3 million for the three months ended March 31, 2001 from $950,800 for the three months ended March 31, 2000. This increase is mainly due to the delivery of consulting services needed to implement new product sales made in the fourth quarter of 2000.

Cost of Revenues

Total cost of revenues was 32% and 23% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of revenues as a percentage of total revenues resulted primarily from severance charges and our revenue mix, which was weighted more toward lower-margin services and other for the three months ended March 31, 2001.

Operating Expenses

Research and development. Research and development expenses decreased 8% to $1.1 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. We capitalized $221,200 of software development costs for the three months ended March 31, 2001 and no such costs in the three months ended March 31, 2000. Notwithstanding capitalized software costs, research and development expenses increased approximately $175,100 or 15% for the three months ended March 31, 2001. This increase is due primarily to increased salary expenditures.

Selling and marketing. Selling and marketing expenses increased 5% to $2.0 million for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. This increase is due primarily to increased marketing expenditures on advertising and promotion activities and trade shows.

General and administrative. General and administrative expenses remained unchanged at $1.1 million for the three months ended March 31, 2001 and 2000.

Provision for income taxes. For the three months ended March 31, 2001, we have recognized no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $19.0 million at March 31, 2001, representing 64% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

In April 2001, we purchased 6,000,000 shares of our common stock for $12,000,000. Additionally, we executed two promissory notes payable to Xerox to purchase 1,139,600 shares of our common stock owned by Xerox at $2.00 per share. The principal amount of the first note is $2,000,000 and accrues interest at 9%. This note is due on March 23, 2002. The principal amount of the second note is $279,200 and accrues interest at 9%. This note is due on March 23, 2003.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases and the one listed above.

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

Our initial license fee revenues mainly depend on when orders are received and shipped. However, because of our sales model, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result. If such expenses precede increased revenues, our operating results would be materially adversely affected.

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

As of March 31, 2001, Xerox owns approximately 62% of the outstanding shares of our common stock. Consequently, Xerox controls Document Sciences, is able to elect our entire board of directors and could have significant input into our operations. In addition, Xerox is able to determine the outcome of all corporate actions requiring stockholder approval, including potential mergers, acquisitions, consolidations and sales of all or substantially all of our assets. Xerox’s voting power could delay or prevent a change in control of Document Sciences and may prevent or discourage tender offers for our common stock at a premium price by another person or entity. Xerox affiliates currently hold one of the five seats on our board of directors.

As a result of our tender offer and our exercise of an option to purchase additional shares of Xerox, Xerox presently owns 19.9% of our outstanding shares. See “Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We currently derive a significant portion of our revenues with Xerox.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues.

•	For the three months ended March 31, 2001, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $916,500, representing 17% of our total revenues and

•	For the three months ended March 31, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.1 million, representing 20% of our total revenues.

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

We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third-parties to copy portions of our products or use information we consider proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. We are not aware that any of our products infringe upon the proprietary rights of third parties. We cannot assure you, however, that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

Our growth is dependent upon successfully focusing our distribution channels.

We intend to streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products enjoy a significant competitive advantage and a current, high market demand. We also plan on leveraging our existing relationships with Xerox, IBM Corporation and their channels and affiliates by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. In addition, we intend to form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

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

We derived 67% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the three months ended March 31, 2001. Our initial license fees from DLS and Electronic Document Viewing products comprised 31% and 2%, respectively, for the three months ended March 31, 2001. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

Licenses to end users in the insurance industry accounted for 84% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

•	18% of our total revenues for the three months ended March 31, 2001 and

•	26% of our total revenues for the three months ended March 31, 2000.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $649,200 and $937,000 for the three months ended 2001 and 2000, respectively. Net income from this subsidiary was $399,200 and $654,200 for the three months ended 2001 and 2000, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $320,500 and $564,900 for the three months ended 2001 and 2000, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Only our president and chief executive officer and chief scientist have signed employment agreements with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various routine legal proceedings, incident to the ordinary course of our business. Our management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our consolidated financial condition or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 5. OTHER INFORMATION

Minimum Advance Notice of Stockholder Proposals. Document Sciences stockholders are advised that we must be notified at least 120 days prior to the month and day of mailing the prior year’s proxy statement of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholders has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit
Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

10.1	(1, 3)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(1, 3)	1993 Stock Option Plan and Form of Agreement.

10.3	(5)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.4	(1, 3)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.

10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.

Exhibit
Number		Exhibit Description

10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.

10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.

10.8	(1)	Value Added Remarketer Agreement Between Xerox Canada Limited and the Registrant.

10.9	(1)	Value Added Reseller Agreement Between N.V. Rank Xerox S.A. and the Registrant.

10.10	(1)	Form of Professional Services Agreement.

10.11	(1)	Form of Domestic Value Added Remarketer Agreement.

10.12	(1)	Form of International Value Added Reseller Agreement.

10.13	(1)	Form of Software License and Software Support Agreement.

10.14	(2)	Lease for Registrant’s Principal Facilities, as Amended and Assignment of Lease.

10.15	(1, 3)	Letter Agreement Between Tony Domit and the Registrant.

10.16	(1, 3)	Letter Agreement Between Thomas Anthony and the Registrant.

10.17	(1, 3)	Letter Agreement Between Judith A. O’Reilly and the Registrant.

10.18	(1, 3)	Letter Agreement Between Daniel Fregeau and the Registrant.

10.19	(1, 3)	Letter Agreement Between Alfred G. Altomare and the Registrant.

10.20	(1)	Value Added Reseller Agreement Between Geneva Digital Ltd. and the Registrant.

10.21	(1)	Value Added Remarketer Agreement Between Business and Business and the Registrant.

10.22	(5)	1997 Employee Stock Purchase Plan, as amended.

10.23	(4)	Tony N. Domit Agreement.

10.24	(4)	Xerox Cooperative Marketing Agreement.

10.25	(4)	Xerox Canada Cooperative Marketing and Customer Support Agreement.

10.26	(5)	International Business Machines Marketing Agreement.

10.27	(5)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.28	(5)	Thomas J. Anthony Agreement.

10.29	(5)	Robert J. Pryor Agreement.

10.30	(5)	John H. Wilson Consulting Agreement.

10.31	(3, 6)	John L. McGannon Employment Agreement.

21.1	(1)	List of Subsidiaries.

23.1	(6)	Consent of Ernst & Young LLP, Independent Auditors.

24.1	(6)	Power of Attorney (See page 22)

27	(6)	Financial Data Schedule.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b)	No current reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation (Registrant)

Date: May 14, 2001	/s/ John L. McGannon

John L. McGannon President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)