Form 10-Q
period 2001-06-30
DOCUMENT SCIENCES CORP
filed 2001-08-09
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-20981

DOCUMENT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0485994 (IRS Employer Identification No.)

6339 Paseo del Lago
Carlsbad, California 92009
(Address of Principal Executive Offices including Zip Code)

(760) 602-1400
(Registrant’s Telephone Number including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     As of August 8, 2001, there were 3,796,491 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

Page
No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets — June 30, 2001 and December 31, 2000	3

Consolidated statements of operations — three and six months ended June 30, 2001 and 2000	4

Consolidated statements of cash flows — six months ended June 30, 2001 and 2000	5

Notes to consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Changes in Securities and Use of Proceeds	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1— FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)	(See note below)

ASSETS

Current assets:

Cash and cash equivalents	$2,185,786	$4,768,520

Short-term investments	4,369,679	13,783,595

Accounts receivable, net	5,217,807	6,084,249

Due from affiliates	1,440,020	1,604,097

Unbilled revenue	—	269,428

Other current assets	739,162	779,018

Total current assets	13,952,454	27,288,907

Property and equipment, net	1,654,552	1,930,699

Computer software costs, net	1,451,769	1,364,636

Goodwill, net	759,677	794,739

Other assets	51,583	117,413

Total assets	$17,870,035	$31,496,394

LIABILITIES

Current liabilities:

Accounts payable	$135,919	$332,893

Accrued compensation	719,761	953,195

Other accrued liabilities	323,897	532,858

Deferred revenue	6,870,497	8,319,390

Short-term notes	2,037,479	—

Total current liabilities	10,087,553	10,138,336

Long-term notes	284,432	—

Deferred revenue	179,240	224,049

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; Authorized—30,000,000 shares;
Issued and outstanding shares—3,779,375 and 10,835,139 at June 30, 2001 and December 31, 2000, respectively	10,949	10,923

Treasury stock	(14,730,382)	(503,273)

Additional paid-in capital	25,443,504	25,436,306

Accumulated comprehensive income	41,242	8,462

Retained deficit	(3,446,503)	(3,818,409)

Total stockholders’ equity	7,318,810	21,134,009

Total liabilities and stockholders’ equity	$17,870,035	$31,496,394

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Initial license fees	$2,136,852	$2,209,283	$3,986,532	$4,748,665

Annual renewal license and support fees	2,136,036	2,081,048	4,253,066	4,260,766

Services and other	1,381,253	925,641	2,671,982	1,876,467

Total revenues	5,654,141	5,215,972	10,911,580	10,885,898

Cost of revenues:

Initial license fees	328,285	226,554	723,133	480,841

Annual renewal license and support fees	361,849	254,800	772,339	604,761

Services and other	704,503	719,387	1,582,659	1,424,596

Total cost of revenues	1,394,637	1,200,741	3,078,131	2,510,198

Gross margin	4,259,504	4,015,231	7,833,449	8,375,700

Operating expenses:

Research and development	958,466	1,379,598	2,075,478	2,542,742

Selling and marketing	1,732,740	2,108,769	3,777,598	4,023,947

General and administrative	867,690	1,162,313	1,984,172	2,239,133

Total operating expenses	3,558,896	4,650,680	7,837,248	8,805,822

Income (loss) from operations	700,608	(635,449)	(3,799)	(430,122)

Interest income, net	22,880	252,574	375,705	461,159

Income (loss) before income taxes	723,488	(382,875)	371,906	31,037

Provision for income taxes	—	—	—	—

Net income (loss)	$723,488	$(382,875)	$371,906	$31,037

Net income (loss) per share-basic	$0.19	$(0.04)	$0.05	$0.00

Weighted average shares used in basic calculation	3,740,802	10,757,528	7,299,997	10,750,848

Net income (loss) per share-diluted	$0.19	$(0.04)	$0.05	$0.00

Weighted average shares used in diluted calculation	3,815,846	10,757,528	7,373,010	11,460,847

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2001	2000

Operating Activities

Net income	$371,906	$31,037

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	349,887	305,651

Amortization of goodwill	35,062	35,062

Loss on disposal of fixed assets	30,918	12,183

Amortization of computer software costs	456,084	329,226

Amortization of deferred compensation	—	10,794

Provision for doubtful accounts	(503,625)	(323,725)

Changes in operating assets and liabilities:

Accounts receivable	1,368,988	3,281,101

Due from affiliates	139,740	(714,698)

Unbilled revenue	269,428	(367,187)

Other assets	103,310	54,536

Accounts payable	(196,974)	(319,212)

Accrued compensation	(233,060)	(1,167,612)

Other accrued liabilities	(163,065)	(250,482)

Deferred revenue	(1,489,358)	(305,645)

Net cash provided by operating activities	539,241	611,029

Investing Activities

Purchases of short-term investments	(2,192,229)	(1,745,063)

Sales of short-term investments	10,506,145	340,284

Maturities of short-term investments	1,100,000	2,400,000

Purchases of property and equipment, net	(107,890)	(727,358)

Proceeds from disposal of assets	1,970	69,443

Unrealized gains on securities	74,504	34,578

Additions to computer software costs	(543,217)	—

Net cash provided by investing activities	8,839,283	371,884

Financing Activities

Principal payments under capital lease obligations	—	(5,506)

Purchase of treasury stock	(11,999,982)	—

Sale of treasury stock	52,073	63,833

Issuance of common stock	7,224	800

Net cash provided by (used in) financing activities	(11,940,685)	59,127

Increase (decrease) in cash and cash equivalents	(2,562,161)	1,042,040

Foreign currency translation adjustment	(20,573)	(20,907)

Cash and cash equivalents at beginning of period	4,768,520	3,746,357

Cash and cash equivalents at end of period	$2,185,786	$4,767,490

Supplemental disclosure of cash flow information:

Purchase of treasury stock in lieu of promissory notes	$2,279,200	$—

Interest paid	$—	$694

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 2000 have been reclassified to conform with the 2001 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2000 Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note B — Transactions with Affiliates

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada, Brazil, Argentina and Chile. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $508,700 and $805,500 for the three months ended June 30, 2001 and 2000, respectively, and $829,200 and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. Included in accounts receivable are $534,700 and $640,600 from these revenues at June 30, 2001 and 2000, respectively.

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $337,800 and $770,700 for the three months ended June 30, 2001 and 2000, respectively, and $753,300 and $1.2 million for the six months ended June 30, 2001 and 2000, respectively. Related accounts receivable are $517,500 and $1.0 million at June 30, 2001 and 2000, respectively.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

Note C — Net Income Per Share

We present our earnings per share information in accordance with Statements of Financial Accounting Standards No. 128 (FAS No. 128), “Earnings per Share”. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Weighted average common shares outstanding used in basic earnings per share calculation	3,740,802	10,757,528	7,299,997	10,750,848

Effect of dilutive stock options	75,044	-0-	73,013	709,999

Shares used in diluted earnings per share	3,815,846	10,757,528	7,373,010	11,460,847

Note D — Sales Commitments

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

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at June 30, 2001:

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

	Unrecognized Revenue Backlog
	Maintenance

	Licenses	Agreements	Totals

Balances at December 31, 1998	$-0-	$-0-	$-0-

1999 additions	1,083,008	3,876,105	4,959,113

Invoiced and included in Deferred Revenue	(241,978)	(950,588)	(1,192,566)

Balances at December 31, 1999	841,030	2,925,517	3,766,547

2000 additions	66,329	3,171,475	3,237,804

Invoiced and included in Deferred Revenue	(419,295)	(2,674,323)	(3,093,618)

Balances at December 31, 2000	488,064	3,422,669	3,910,733

First quarter additions	23,334	404,977	428,311

Invoiced and included in Deferred Revenue	(145,868)	(461,043)	(606,911)

Balances at March 31, 2001	365,530	3,366,603	3,732,133

Second quarter additions	-0-	857,668	857,668

Invoiced and included in Deferred Revenue	(57,722)	(709,891)	(767,613)

Balances at June 30, 2001	$307,808	$3,514,380	$3,822,188

Revenue from the current unrecognized revenue backlog will be recognized by the end of the fourth quarter of 2004.

Note E — Recently Issued Accounting Pronouncements

In July 2001, the FASB issued FAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. These statements drastically change the accounting for business combinations, goodwill and intangible assets. FAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. It further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under FAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS No. 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We do not expect the adoption of these pronouncements to have a material impact on our operating results or financial position.

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

OVERVIEW

Document Sciences Corporation develops, markets and supports a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly-owned subsidiary of Xerox, and following our initial public offering of stock in September 1996, Xerox’ ownership interest was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares from Xerox which were completed in April 2001, Xerox’s ownership interest has been reduced to 19.9%.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Initial license fees	38%	42%	37%	44%

Annual renewal license and support fees	38	40	39	39

Services and other	24	18	24	17

Total revenues	100%	100%	100%	100%

Cost of revenues:

Initial license fees	6%	4%	7%	4%

Annual renewal license and support fees	6	5	7	6

Services and other	13	14	14	13

Total cost of revenues	25%	23%	28%	23%

Gross profit	75%	77%	72%	77%

Operating expenses:

Research and development	17%	26%	19%	23%

Selling and marketing	31	41	35	37

General and administrative	15	22	18	21

Total operating expenses	63%	89%	72%	81%

Income (loss) from operations	12%	(12)%	0%	(4)%

Interest income, net	1	5	3	4

Income (loss) before income taxes	13%	(7)%	3%	0%

Provision for (benefit from) income taxes	0	0	0	0

Net income (loss)	13%	(7)%	3%	0%

Revenues

Total revenues increased 10% to $5.7 million for the three months ended June 30, 2001 from $5.2 million for the three months ended June 30, 2000 and remained unchanged at $10.9 million for the six months ended June 30, 2001 and 2000.

Sales Channels. We sell our products largely through a direct sales force domestically, and internationally through distributors and value added resellers (VARs). Revenues from export sales and sales through our foreign subsidiary decreased 42% to $1.1 million for the three months ended June 30, 2001 from $1.9 million for the three months ended June 30, 2000, and decreased 38% to $2.1 million for the six months ended June 30, 2001 from $3.4 million for the six months ended June 30, 2000. These decreases are the result of lower revenues throughout our VAR network. Revenues from export sales were 19% and 37% of total revenues for the three months ended June 30, 2001 and 2000, respectively, and 19% and 31% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products decreased 47% to $846,500 for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000, and decreased 38% to $1.6 million for the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. Decreased revenues were reported for all of our Xerox affiliates.

Initial license fees. Initial license fee revenues decreased 5% to $2.1 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000, and decreased 15% to $4.0 million for the six months ended June 30, 2001 from $4.7 million for the six months ended June 30, 2000. These decreases are due to lower revenues throughout our VAR network.

Annual renewal license and support fees. Revenues from annual renewal license and support fees remained unchanged at $2.1 million for the three months ended June 30, 2001 and 2000, and remained unchanged at $4.3 million for the six months ended June 30, 2001 and 2000.

Services and other. Revenues from services and other increased 51% to $1.4 million for the three months ended June 30, 2001 from $925,600 for the three months ended June 30, 2000, and increased 42% to $2.7 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. These increases are mainly due to the delivery of consulting services needed to implement new product sales made in the fourth quarter of 2000 and first quarter of 2001.

Cost of Revenues

Total cost of revenues was 25% and 23% of total revenues for the three months ended June 30, 2001 and 2000, respectively, and 28% and 23% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increases in cost of revenues as a percentage of total revenues resulted primarily from our revenue mix, which was weighted more toward lower-margin services and other and severance charges recorded in the first quarter.

Operating Expenses

Research and development. Research and development expenses decreased 32% to $958,500 for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000, and decreased 16% to $2.1 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000. We capitalized $322,000 and $543,200 of software development costs for the three and six months ended June 30, 2001 and no such costs were capitalized in the three and six months ended June 30, 2000. Notwithstanding capitalized software costs, research and development expenses decreased approximately $99,100 or 7% for the three months ended June 30, 2001 and increased approximately $296,900 or %7 for the six months ended June 30, 2001. The decrease is due primarily to decreased personnel costs and the increase to increased expenditures for outside consultants.

Selling and marketing. Selling and marketing expenses decreased 19% to $1.7 million for the three months ended June 30, 2001 from $2.1 million for the three months ended June 30, 2000, and decreased 5% to $3.8 million for the six months ended June 30, 2001 from $4.0 million for the six months ended June 30, 2000. These decreases are due primarily to decreased personnel costs.

General and administrative. General and administrative expenses decreased 28% to $867,700 for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000, and decreased 9% to $2.0 million for the six months ended June 30, 2001 from $2.2 for the six months ended June 30, 2000. These decreases are due primarily to decreased personnel costs.

Provision for income taxes. For the six months ended June 30, 2001, we have recognized no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $6.6 million at June 30, 2001, representing 37% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

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

•	For the three months ended June 30, 2001, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $897,500, representing 16% of our total revenues and

•	For the three months ended June 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.7 million, representing 33% of our total revenues.

•	For the six months ended June 30, 2001, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.8 million, representing 17% of our total revenues;

•	For the six months ended June 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.9 million, representing 26% of our total revenues.

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

We intend to streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products enjoy a significant competitive advantage and a current, high market demand. We also plan on leveraging our existing relationships with Xerox, IBM Corporation and their channels and affiliates by launching targeted joint marketing and VAR programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. In addition, we intend to form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

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

We derived 65% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the six months ended June 30, 2001. Our initial license fees from DLS and Electronic Document Viewing products comprised 34% and 1%, respectively, for the six months ended June 30, 2001. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

Licenses to end users in the insurance industry accounted for 74% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

•	19% of our total revenues for the three and six months ended June 31, 2001, and

•	37% and 31% of our total revenues for the three and six months ended June 30, 2000, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through VARs and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $582,600 and $1.1 million for the three months ended June 30, 2001 and 2000, respectively, and $1.2 million and $2.0 million for the six months ended June 30, 2001 and 2000, respectively. Net income from this subsidiary was $419,900 and $870,400 for the three months ended June 30, 2001 and 2000, respectively, and $819,100 and $1.5 million for the six months ended June 30, 2001 and 2000, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $508,700 and $805,500 for the three months ended June 30, 2001 and 2000, respectively, and $829,200 and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 24, 2001, the Board of Directors authorized and declared a dividend of one preferred stock purchase right for each share of common stock of Document Sciences. The dividend was payable on May 18, 2001 to the holders of record of common stock as of the close of business on such date. The preferred stock purchase rights are not exercisable until any person, other than Xerox, becomes or attempts to become a 20% or more shareholder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 30, 2001, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

John L. McGannon	2,724,931	65,026

Thomas L. Ringer	2,674,211	115,618

Barton L. Faber	2,674,211	115,618

Colin J. O’Brien	2,674,211	115,618

Brian E. Stern	2,674,211	115,618

The following proposal was voted on at our Annual Meeting:

		Affirmative	Negative		Broker
		Votes	Votes	Abstain	Non-votes

1.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001.	2,789,629	0	200	0

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

     Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit
Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

10.1	(1, 3)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(1, 3)	1993 Stock Option Plan and Form of Agreement.

10.3	(5)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.4	(1, 3)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.

10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.

10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.

10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.

10.8	(1)	Value Added Remarketer Agreement Between Xerox Canada Limited and the Registrant.

10.9	(1)	Value Added Reseller Agreement Between N.V. Rank Xerox S.A. and the Registrant.

10.10	(1)	Form of Professional Services Agreement.

10.11	(1)	Form of Domestic Value Added Remarketer Agreement.

10.12	(1)	Form of International Value Added Reseller Agreement.

10.13	(1)	Form of Software License and Software Support Agreement.

10.14	(2)	Lease for Registrant’s Principal Facilities, as Amended and Assignment of Lease.

10.15	(1, 3)	Letter Agreement Between Tony Domit and the Registrant.

10.16	(1, 3)	Letter Agreement Between Thomas Anthony and the Registrant.

10.17	(1, 3)	Letter Agreement Between Judith A. O’Reilly and the Registrant.

10.18	(1, 3)	Letter Agreement Between Daniel Fregeau and the Registrant.

10.19	(1, 3)	Letter Agreement Between Alfred G. Altomare and the Registrant.

10.20	(1)	Value Added Reseller Agreement Between Geneva Digital Ltd. and the Registrant.

10.21	(1)	Value Added Remarketer Agreement Between Business and Business and the Registrant.

10.22	(5)	1997 Employee Stock Purchase Plan, as amended.

10.23	(4)	Tony N. Domit Agreement.

10.24	(4)	Xerox Cooperative Marketing Agreement.

10.25	(4)	Xerox Canada Cooperative Marketing and Customer Support Agreement.

10.26	(5)	International Business Machines Marketing Agreement.

10.27	(5)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.28	(5)	Thomas J. Anthony Agreement.

10.29	(5)	Robert J. Pryor Agreement.

10.30	(5)	John H. Wilson Consulting Agreement.

10.31	(3, 6)	John L. McGannon Employment Agreement.

21.1	(1)	List of Subsidiaries.

23.1	(6)	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit
Number		Exhibit Description

24.1	(6)	Power of Attorney (See page 22)

27	(6)	Financial Data Schedule.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b)  The Registrant filed a Form 8-K on May 14, 2001 with respect to the preferred stock purchase rights discussed above in Part II, Item 2 — “Changes in Securities and Use of Proceeds.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation (Registrant)

Date: August 9, 2001	/s/ John L. McGannon

John L. McGannon President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)