Form 10-Q
period 2001-09-30
DOCUMENT SCIENCES CORP
filed 2001-10-31
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes      No

         As of October 31, 2001, there were 3,797,315 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

Page
No.

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)	(See note below)

ASSETS

Current assets:

Cash and cash equivalents	$3,413,630	$4,768,520

Short-term investments	4,428,158	13,783,595

Accounts receivable, net	4,559,573	6,084,249

Due from affiliates	1,958,368	1,604,097

Unbilled revenue	149,450	269,428

Other current assets	876,846	779,018

Total current assets	15,386,025	27,288,907

Property and equipment, net	1,495,302	1,930,699

Computer software costs, net	1,368,224	1,364,636

Goodwill, net	742,146	794,739

Other assets	52,079	117,413

Total assets	$19,043,776	$31,496,394

LIABILITIES

Current liabilities:

Accounts payable	$115,160	$332,893

Accrued compensation	629,322	953,195

Other accrued liabilities	427,442	532,858

Deferred revenue	7,775,251	8,319,390

Short-term notes	2,082,849	—

Total current liabilities	11,030,024	10,138,336

Long-term notes	290,766	—

Deferred revenue	156,834	224,049

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value	10,968	10,923

Treasury stock	(14,746,174)	(503,273)

Additional paid-in capital	25,448,246	25,436,306

Accumulated comprehensive income	103,497	8,462

Retained deficit	(3,250,385)	(3,818,409)

Total stockholders’ equity	7,566,152	21,134,009

Total liabilities and stockholders’ equity	$19,043,776	$31,496,394

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Initial license fees	$1,444,013	$2,010,895	$5,430,545	$6,759,560

Annual renewal license and support fees	2,256,345	2,176,075	6,509,411	6,436,841

Services and other	1,332,051	794,851	4,004,033	2,671,318

Total revenues	5,032,409	4,981,821	15,943,989	15,867,719

Cost of revenues:

Initial license fees	315,468	347,216	1,038,601	828,057

Annual renewal license and support fees	333,446	367,654	1,105,785	972,415

Services and other	688,940	569,315	2,271,599	1,993,911

Total cost of revenues	1,337,854	1,284,185	4,415,985	3,794,383

Gross margin	3,694,555	3,697,636	11,528,004	12,073,336

Operating expenses:

Research and development	1,345,906	791,455	3,421,384	3,334,197

Selling and marketing	1,505,640	2,144,180	5,283,238	6,168,127

General and administrative	676,210	1,199,789	2,660,382	3,438,922

Total operating expenses	3,527,756	4,135,424	11,365,004	12,941,246

Income (loss) from operations	166,799	(437,788)	163,000	(867,910)

Interest income, net	29,319	229,136	405,024	690,295

Income (loss) before income taxes	196,118	(208,652)	568,024	(177,615)

Provision for income taxes	—	—	—	—

Net income (loss)	$196,118	$(208,652)	$568,024	$(177,615)

Net income (loss) per share–basic	$0.05	$(0.02)	$0.09	$(0.02)

Weighted average shares used in basic calculation	3,791,668	10,783,345	6,130,554	10,761,681

Net income (loss) per share–diluted	$0.05	$(0.02)	$0.09	$(0.02)

Weighted average shares used in diluted calculation	4,320,342	10,783,345	6,315,147	10,761,681

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities

Net income (loss)	$568,024	$(177,615)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	524,273	485,705

Amortization of goodwill	52,593	52,592

Loss on disposal of fixed assets	30,918	36,534

Amortization of computer software costs	673,957	526,604

Amortization of deferred compensation	—	10,794

Provision for doubtful accounts	(591,828)	(223,678)

Changes in operating assets and liabilities:

Accounts receivable	2,116,430	1,980,381

Due from affiliates	(347,216)	679,670

Unbilled revenue	119,978	(303,181)

Other assets	(31,801)	(77,078)

Accounts payable	(217,733)	(363,515)

Accrued compensation	(323,983)	(1,174,837)

Other accrued liabilities	(12,602)	(84,087)

Deferred revenue	(612,077)	(189,380)

Net cash provided by operating activities	1,948,933	1,178,909

Investing activities

Purchases of short-term investments	(3,508,702)	(2,656,680)

Sales of short-term investments	11,014,139	340,284

Maturities of short-term investments	1,850,000	2,900,000

Purchases of property and equipment, net	(121,442)	(833,595)

Proceeds from disposal of assets	1,970	73,045

Unrealized gains on securities	107,889	144,156

Additions to computer software costs	(677,545)	(656,151)

Net cash provided by (used in) investing activities	8,666,309	(688,941)

Financing activities

Principal payments under capital lease obligations	—	(8,394)

Purchase of treasury stock	(12,015,774)	—

Sale of treasury stock	52,073	63,833

Issuance of common stock	11,985	7,502

Net cash provided by (used in) financing activities	(11,951,716)	62,941

Increase (decrease) in cash and cash equivalents	(1,336,474)	552,909

Foreign currency translation adjustment	(18,416)	(30,156)

Cash and cash equivalents at beginning of period	4,768,520	3,746,357

Cash and cash equivalents at end of period	$3,413,630	$4,269,110

Supplemental disclosure of cash flow information:

Issuance of promissory notes in connection with purchase of treasury stock	$2,279,200	$—

Interest paid	$—	$904

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

Note A–Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 2000 have been reclassified to conform with the 2001 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2000 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Note B–Transactions with Affiliates

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Australia, New Zealand, Canada, Brazil, Argentina and Chile. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $572,300 and $426,900 for the three months ended September 30, 2001 and 2000, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively. Included in accounts receivable are $836,400 and $543,000 from these revenues at September 30, 2001 and 2000, respectively.

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements totaled $401,800 and $437,100 for the three months ended September 30, 2001 and 2000, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. Related accounts receivable are $738,800 and $307,700 at September 30, 2001 and 2000, respectively.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

Note C–Net Income Per Share

We present our earnings per share information in accordance with Statements of Financial Accounting Standards No. 128 (FAS No. 128), “Earnings per Share”. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Weighted average common shares outstanding used in basic earnings per share calculation	3,791,668	10,783,345	6,130,554	10,761,681

Effect of dilutive stock options	528,674	-0-	184,593	-0-

Shares used in diluted earnings per share	4,320,342	10,783,345	6,315,147	10,761,681

Note D–Sales Commitments

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

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at September 30, 2001:

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1998	$-0-	$-0-	$-0-

1999 additions	1,083,008	3,876,105	4,959,113

Invoiced and included in Deferred Revenue	(241,978)	(950,588)	(1,192,566)

Balances at December 31, 1999	841,030	2,925,517	3,766,547

2000 additions	66,329	3,171,475	3,237,804

Invoiced and included in Deferred Revenue	(419,295)	(2,674,323)	(3,093,618)

Balances at December 31, 2000	488,064	3,422,669	3,910,733

First quarter additions	23,334	404,977	428,311

Invoiced and included in Deferred Revenue	(145,868)	(461,043)	(606,911)

Balances at March 31, 2001	365,530	3,366,603	3,732,133

Second quarter additions	-0-	857,668	857,668

Invoiced and included in Deferred Revenue	(57,722)	(709,891)	(767,613)

Balances at June 30, 2001	307,808	3,514,380	3,822,188

Third quarter additions	-0-	347,401	347,401

Invoiced and included in Deferred Revenue	(179,257)	(1,287,285)	(1,466,542)

Balances at September 30, 2001	$128,551	$2,574,496	$2,703,047

Revenues from this backlog will be recognized by the end of the third quarter of 2005. The decline in the licenses backlog is due to rarely providing extended payment terms on 2001 contracts.

Note E – Recently Issued Accounting Pronouncements

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

Under FAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS No. 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are continuing to evaluate the impact of these pronouncements on our future operating results and financial position.

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

Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2000 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Initial license fees	29%	40%	34%	42%

Annual renewal license and support fees	44	44	41	41

Services and other	27	16	25	17

Total revenues	100%	100%	100%	100%

Cost of revenues:

Initial license fees	6%	7%	7%	5%

Annual renewal license and support fees	7	7	7	6

Services and other	14	12	14	13

Total cost of revenues	27%	26%	28%	24%

Gross profit	73%	74%	72%	76%

Operating expenses:

Research and development	27%	16%	21%	21%

Selling and marketing	30	43	33	39

General and administrative	13	24	17	21

Total operating expenses	70%	83%	71%	81%

Income (loss) from operations	3%	(9)%	1%	(5)%

Interest income, net	1	5	3	4

Income (loss) before income taxes	4%	(4)%	4%	(1)%

Provision for (benefit from) income taxes	0	0	0	0

Net income (loss)	4%	(4)%	4%	(1)%

Revenues

Total revenues remained unchanged at $5.0 million for the three months ended September 30, 2001 and 2000 and remained unchanged at $15.9 million for the nine months ended September 30, 2001 and 2000.

Sales Channels. We sell our products largely through a direct sales force domestically, and internationally through distributors and value added resellers (VARs). Revenues from export sales and sales through our foreign subsidiary increased 8% to $1.3 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000, and decreased 28% to $3.3 million for the nine months ended September 30, 2001 from $4.6 million for the nine months ended September 30, 2000. The increase in the three-month period is primarily the result of increased revenues through our Xerox affiliate in Canada. The decrease in the nine-month period is the result of lower revenues in Europe, Australia and Brazil. Revenues from export sales were 25% and 23% of total revenues for the three months ended September 30, 2001 and 2000, respectively, and 21% and 29% of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products increased 13% to $974,000 for the three months ended September 30, 2001 from $864,000 for the three months ended September 30, 2000, and decreased 26% to $2.6 million for the nine months ended September 30, 2001 from $3.5 million for the nine months ended September 30, 2000. The increase in the three-month period is primarily the result of increased revenues through our Xerox affiliate in Canada. The decrease in the nine-month period is the result of lower revenues in Europe, Australia and Brazil.

Initial license fees. Initial license fee revenues decreased 30% to $1.4 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000, and decreased 21% to $5.4 million for the nine months ended September 30, 2001 from $6.8 million for the nine months ended September 30, 2000. The decrease for the three-month period is primarily the result of decreased sales in the United States and for the nine-month period revenues are lower worldwide.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 5% to $2.3 million for the three months ended September 30, 2001 from $2.2 million for the three months ended September 30, 2000, and increased 2% to $6.5 million for the nine months ended September 30, 2001, from $6.4 million for the nine months ended September 30, 2000. These increases are due to an increase in the installed base of users of our software products.

Services and other. Revenues from services and other increased 64% to $1.3 million for the three months ended September 30, 2001 from $794,900 for the three months ended September 30, 2000, and increased 48% to $4.0 million for the nine months ended September 30, 2001 from $2.7 million for the nine months ended September 30, 2000. These increases are mainly due to the delivery of consulting services needed to implement new product sales made since in the fourth quarter of 2000.

Cost of Revenues

Total cost of revenues was 27% and 26% of total revenues for the three months ended September 30, 2001 and 2000, respectively, and 28% and 24% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of revenues as a percentage of total revenues for the nine months ended resulted primarily from our revenue mix, which was weighted more toward lower-margin services and other and severance charges recorded in the first quarter.

Operating Expenses

Research and development. Research and development expenses increased 64% to $1.3 million for the three months ended September 30, 2001 from $791,500 for the three months ended September 30, 2000, and increased 3% to $3.4 million for the nine months ended September 30, 2001 from $3.3 million for the nine months ended September 30, 2000. We capitalized $134,300 and $656,200 of software development costs for the three months ended September 30, 2001 and 2000, respectively, and we capitalized $677,500 and $656,200 for the nine months ended September 30, 2001 and 2000, respectively. Notwithstanding capitalized software costs, research and development expenses increased approximately $32,600 or 2% for the three months ended September 30, 2001 and increased approximately $108,500 or 3% for the nine months ended September 30, 2001. These increases are due primarily to increased expenditures for outside consultants.

Selling and marketing. Selling and marketing expenses decreased 29% to $1.5 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000, and decreased 15% to $5.3 million for the nine months ended September 30, 2001 from $6.2 million for the nine months ended September 30, 2000. These decreases are due primarily to decreased personnel and advertising and promotion costs.

General and administrative. General and administrative expenses decreased 44% to $676,200 for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000, and decreased 21% to $2.7 million for the nine months ended September 30, 2001 from $3.4 for the nine months ended September 30, 2000. These decreases are due primarily to decreased personnel costs.

Provision for income taxes. For the nine months ended September 30, 2001, we have recognized no income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $7.8 million at September 30, 2001, representing 41% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases and the one listed above.

CERTAIN FACTORS AFFECTING DOCUMENT SCIENCES CORPORATION

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

•	For the three months ended September 30, 2001, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.1 million, representing 22% of our total revenues;

•	For the three months ended September 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $899,800, representing 18% of our total revenues;

•	For the nine months ended September 30, 2001, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.9 million, representing 18% of our total revenues; and

•	For the nine months ended September 30, 2000, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.8 million, representing 24% of our total revenues.

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

We derived 63% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the nine months ended September 30, 2001. Our initial license fees from DLS and Electronic Document Viewing products comprised 36% and 1%, respectively, for the nine months ended September 30, 2001. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

Licenses to end users in the insurance industry accounted for 76% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for the following:

•	25% and 21% of our total revenues for the three and nine months ended September 30, 2001, and

•	23% and 29% of our total revenues for the three and nine months ended September 30, 2000, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through VARs and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $705,300 and $730,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.9 million and $2.8 million for the nine months ended September 30, 2001 and 2000, respectively. Net income from this subsidiary was $485,000 and $494,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.3 million and $2.0 million for the nine months ended September 30, 2001 and 2000, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $572,300 and $426,900 for the three months ended September 30, 2001 and 2000, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

A portion of our business is conducted in currencies other than the U.S. Dollar, primarily the euro and French Franc. Although exchange rate fluctuations have not had a significant impact on us, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. Dollar could cause currency transaction gains and losses in future periods. We do not currently engage in currency hedging transactions, and we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse impact on our international revenues and our business, operating results and financial condition.

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

Our complex software products may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could lose or delay recognition of revenues in the future as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to French Franc and U.S. Dollar to euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected fourth quarter 2001 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2001. Declines in interest rates over time will, however, reduce our interest income.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

         Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit
Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

4.2	(7)	Rights Agreement, dated as of May 11, 2001, between Document Sciences Corporation and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A the Form of Right Certificate, the Form of Assignment and the Form of Election to Purchase.

4.3	(7)	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.

10.1	(1, 3)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(1, 3)	1993 Stock Option Plan and Form of Agreement.

10.3	(5)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.4	(1, 3)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.

10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.

10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.

10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.

10.8	(1)	Value Added Remarketer Agreement Between Xerox Canada Limited and the Registrant.

10.9	(1)	Value Added Reseller Agreement Between N.V. Rank Xerox S.A. and the Registrant.

10.10	(1)	Form of Professional Services Agreement.

10.11	(1)	Form of Domestic Value Added Remarketer Agreement.

10.12	(1)	Form of International Value Added Reseller Agreement.

10.13	(1)	Form of Software License and Software Support Agreement.

10.14	(2)	Lease for Registrant’s Principal Facilities, as Amended and Assignment of Lease.

10.15	(1, 3)	Letter Agreement Between Tony Domit and the Registrant.

10.16	(1, 3)	Letter Agreement Between Thomas Anthony and the Registrant.

10.17	(1, 3)	Letter Agreement Between Judith A. O’Reilly and the Registrant.

10.18	(1, 3)	Letter Agreement Between Daniel Fregeau and the Registrant.

10.19	(1, 3)	Letter Agreement Between Alfred G. Altomare and the Registrant.

10.20	(1)	Value Added Reseller Agreement Between Geneva Digital Ltd. and the Registrant.

10.21	(1)	Value Added Remarketer Agreement Between Business and Business and the Registrant.

10.22	(5)	1997 Employee Stock Purchase Plan, as amended.

10.23	(4)	Tony N. Domit Agreement.

10.24	(4)	Xerox Cooperative Marketing Agreement.

10.25	(4)	Xerox Canada Cooperative Marketing and Customer Support Agreement.

10.26	(5)	International Business Machines Marketing Agreement.

10.27	(5)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.28	(5)	Thomas J. Anthony Agreement.

10.29	(5)	Robert J. Pryor Agreement.

10.30	(5)	John H. Wilson Consulting Agreement.

10.31	(3, 6)	John L. McGannon Employment Agreement.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(7)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K dated May 14, 2001.

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation (Registrant)

Date: October 31, 2001	/s/ John L. McGannon John L. McGannon President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)