Form 10-K
period 2001-12-31
DOCUMENT SCIENCES CORP
filed 2002-03-04
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.001 par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     As of February 28, 2002, there were 3,869,364 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on February 28, 2002) was $7,375,355. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from Registrant’s definitive proxy statement pursuant to Schedule 14A for its 2001 Annual Meeting of Stockholders to be held on April 23, 2002, which proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2001.

i

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

      We make forward-looking statements in this Annual Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the market for document automation software;

•	market acceptance of enhancements to our existing products and introduction of new products;

•	continued expansion of our professional services;

•	maintaining our relationships with Xerox Corporation; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

PART I

Item 1.     Business

      Document Sciences Corporation develops, markets and supports a family of document automation software used in high volume print and transactional electronic publishing applications. Document automation has become increasingly important as more companies realize the benefits of producing personalized documents that include the precise layout of regulated content, personal financial data and in-context, one-to-one marketing information. Our document automation software (our Autograph family of products) enables personalized publishing solutions for many industries including insurance, managed healthcare, financial services, commercial print services, government, telecommunications and manufacturing. Our products facilitate an important form of communication between organizations and their customers by employing enterprise database assets to produce high-quality, highly-personalized documents that are ready to print on demand, to email or to distribute over the web using HTML or Adobe Systems’ (Adobe) PDF® technology. Our Autograph products are licensed to approximately 600 customers worldwide who collectively produce over one billion customized pages per month. Our highly portable Autograph software platform enables cost-effective, just-in-time, on demand, high volume or transactional publishing that is high quality and fully automated. Our software products are used across a wide array of computing environments from client/server PC and Unix configurations to large mainframe computer systems.

Company Formation

      We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation (Xerox). Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares from Xerox in April 2001, Xerox’s ownership interest has been reduced to 19.9%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Products

      Our Autograph family of products currently addresses two major functional areas within the enterprise content and document automation arena: Document Composition and Assembly and Regulated Content Management. All of our software products can be complemented by our professional services organization.

      We generally license our products for one year, for an initial license fee, after which an annual renewal license and support fee, usually 15% of the initial license fee, is required for continued use. We have two additional licensing models whereby we offer perpetual licenses for our products, as well as three-year term licenses, after which the license may be renewed for additional three-year terms, or converted for perpetual use. We also provide three-year maintenance agreements that are usually in an amount equal to 15% per year of the initial license fee. The list price for a three-year license fee for CompuSet, our core product, is currently $90,000 for a mainframe installation and ranges down to $45,000 for a PC NT server installation. Options currently range from $2,000 to $50,000. A typical new account sale through our direct channel is approximately $100,000 for software licenses and $75,000 for professional services.

     Document Composition and Assembly

      Composition and Assembly. CompuSet software automates document composition and assembly using corporate data and variable content. CompuSet consists of a rule-based language and a robust composition engine that provides high-speed content composition and assembly of complex personalized documents at a high level of quality. Corporate data and variable content are marked with CompuSet tags which, in turn, are defined in logically separate CompuSet style specifications. The CompuSet tags are conceptually and syntactically similar to HTML or XML tags, the current web standards for content tagging, and the CompuSet style specifications are conceptually similar to CSS and XSL, the current web standards for style definition. Without requiring any real-time user interaction, CompuSet transforms the tagged data, the style specifications and the variable content into high-quality electronic documents that are assembled and composed at rates in excess of 50 pages per second, depending on the computing platform configuration and the complexity of the document. The document composition features are rich and extensive, including the automatic generation of multi-dimensional dynamic data driven graphics and the support of full color text and images. The composition and assembly process can be optimized for print, email and/or web presentation media for multi-channel distribution.

      Document Output and Merge. The CompuSet Emitters transform CompuSet generated output into a number of popular Page Description Languages (PDLs) for subsequent printing, electronic distribution and/or archive storage for future retrieval and viewing. These PDLs provide device-specific instructions for rendering text, forms, images and graphics into finished documents. The Emitters also condition the PDLs for transport over a variety of high-speed printing interfaces and for support of various finishing devices. The PDL formats currently supported are Xerox’ Metacode®, International Business Machines Corporation’s (IBM) AFPDS®, Hewlett-Packard Company’s PCL® and Adobe’s PostScript® and PDF. This part of the Autograph architecture is extensible and new Emitters can be developed as necessary. In 2001, we significantly extended our architecture with the release of Output Processing. Output Processing enables inline output stream manipulation including stream splitting, merging, resequencing, sorting, bundling and barcoding. These features are necessary for postal optimization, for the support of finishing equipment without further post-processing and for multi-channel applications that require both print and electronic (email) distribution. In addition, several additional Emitter extensions were released, including support for Creo’s Variable Print Specification® (VPS), enabling high-volume full-color production on Xerox DocuColor products, as well as additional extensions for IBM’s AFPDS® and Adobe’s PDF®.

      Rapid Application Development Tools. The Visual CompuSet application development tools run on Microsoft Corporation’s (Microsoft) Windows® and simplify variable document application design and prototyping. Visual CompuSet uses a Windows® version of CompuSet that supports all of the composition features of the NT, Unix and mainframe CompuSet production engines to ensure exact design for all supported production platforms. Visual CompuSet includes a variety of content Importer, Merge, Font and Emitter tools necessary for basic application development. The content Importers accept externally generated document content, including text and forms, static graphics and scanned images, and converts them into CompuSet compatible formats. The content Importers currently support merge content in Xerox Metacode®, Adobe PostScript® and EPS® and in the TIFF and JPEG standards for scanned images. This part of the Autograph architecture is extensible and new content Importers can be developed as necessary. Visual CompuSet also provides an extensible and easy-to-use Graphical User Interface (GUI) platform for our optional Data Preparation Tool and Professional Edition product options as described below.

      Data Preparation Tool. The Data Preparation Tool (DPT) is a Visual CompuSet product extension that enables users to map, capture, edit and tag corporate data and variable content from a wide variety of sources, including flat files and popular relational databases. It provides an easy-to-use GUI that enables the description of a complex variable data environment including any related data processing and tagging instructions. Using a data description, it automatically generates a COBOL data-tagging program that is compatible with mainframe COBOL compilers and with Acucorp’s AcuCobol® runtime products on Unix and NT platforms. DPT eliminates the need to manually develop and maintain custom programs for capturing, processing and tagging corporate data used to drive personalized document assembly and composition. DPT is the production engine for applications that are developed using our fully integrated design tool, Visual CompuSet Professional Edition.

      Visual CompuSet Professional Edition. Visual CompuSet Professional Edition (VCPro) significantly augments the capabilities of the Visual CompuSet and DPT products through the addition of an interactive Document Designer component that is tightly integrated with the DPT GUI. VCPro users can define their data environment with DPT and can directly associate their data and variable content elements with CompuSet style specifications such as sections, paragraphs, tabular elements, images, photographs and data-driven graphics. The VCPro Document Designer GUI features WYSIWYG interaction and drag-and-drop operability. The feature set is optimized for the generation of high-value investment and financial statements. In 2001, we released VCPro Web Designer, a new product option that enables the parallel development of HTML portal applications using the same DPT data environment as a related print application. In a single GUI, users are able to design an application for both print and real-time web distribution. For example, an investment statement designed for traditional print distribution can be easily web-enabled for on-demand interactive web access. The web-enabled application can be integrated into a corporate web portal that provides personalized customer access to individual account information. VCPro Web Designer eliminates the need to develop and maintain duplicate application development environments for both web and print.

     Regulated Content Management

      Our Autograph regulated content management products provide solutions for the creation, revision and management of document content used in several types of regulated document automation applications. They consist of the Document Library Service (DLS) Server and Client products, DLS Express, DLS eCor and DLSCOM. Unlike other general-purpose content management products, our Autograph DLS products are tailored for regulated document applications.

      DLS Server and Client. DLS Server manages the document content creation process required in complex, regulated text-intensive documents, such as proposals, contracts, policies and customer correspondence. Our DLS products use a client server architecture for accessing data and files stored on mainframes or NT network servers. DLS Client manages the text content created with Microsoft Word® and stored in HTML. The DLS text content is tracked and managed in a multi-authoring environment that supports access security, content searching, revision control and approval workflow. In addition to content creation and management, DLS Client enables the definition of complex assembly and business rules required for interactive or automated document assembly and composition using Microsoft Word® and/or CompuSet. DLS supports a criteria-based content selection mechanism for generating a Microsoft Word® document or a CompuSet tagged file, based on application volume requirements. The personalized document assembly can occur in a high volume fashion on a server or in a just in time, on-demand fashion on a local DLS Client computer.

      DLS Express. DLS Express augments the flexibility of our DLS product line by incorporating web support. DLS Express enables the dynamic creation and fulfillment of web-ready documents using HTML and/or Adobe’s PDF®. These web documents can be created on-demand through a variety of web server applications including Advanced Server Pages (ASP). Dynamic web browser form input can be routed to the DLS Express server to automatically assemble and generate a customized web-ready document for local browser viewing or for local printing. Target web fulfillment applications for DLS Express include sales proposal and contract automation for insurance and other financial agents.

      DLS eCor and DLSCOM. DLS eCor and DLSCOM further augment our DLS technology capabilities by providing a rich feature-set that is targeted at enterprise-wide correspondence applications. DLS eCor enables the on-demand generation of customer correspondence through corporate call centers. DLS eCor is web-based and features an integrated Java editor that can be used to make additional manual or exception changes to pre-assembled customer correspondence. DLS eCor supports an email-based change tracking, approval and workflow process to ensure document integrity and compliance. DLSCOM is a component product version that enables the deployment of our DLS technology in a Microsoft COM/ DCOM environment. With DLS eCor and/or DLSCOM, customers can integrate our DLS products into a Customer Relationship Management (CRM) system or electronic CRM system of their choice.

     Autograph for the Enterprise

      Our products generally are licensed initially for a single document automation application. Regulated content applications such as policies and contracts are typically implemented using our DLS products whereas statement applications are typically implemented using our VCPro products. In each case, document production is driven through our CompuSet products. A growing number of customers are licensing our entire Autograph product suite for use across multiple applications throughout their enterprise.

Professional Services

      In addition to our software products, we provide a comprehensive suite of professional services that can assist customers in the implementation of mission-critical document automation applications. Our professional services include on-site software installation, consulting services, customer training programs and telephone support. Our consulting services focus on assisting in the sale of high margin initial software licenses by providing project management, requirements analysis, application design and application development services. In addition to consulting services, we provide introductory and advanced-level education classes in CompuSet, Visual CompuSet, DPT, VCPro and DLS at our headquarters in San Diego, our offices in Milwaukee and Washington DC and at customer sites. We believe our professional services enable customers to use our document automation products rapidly and effectively. Our professional services and support organizations employed a staff of 41 as of December 31, 2001.

Sales and Marketing

      Our sales and marketing organization targets vertical industry markets that require document automation and high volume, high quality document personalization. We currently license our products using a combination of direct sales and alternative channels. In the United States, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are provided with pre-sales technical support through qualified solution analysts. Account executives and solution analysts are located throughout the United States to provide optimal coverage. Outside of the United States, we distribute our software products through value added resellers (VARs) such as Xerox Canada, Ltd. in Canada, Fuji Xerox Co., Ltd. in Australia and Xerox do Brazil, Ltd. in Brazil. Our subsidiary, Document Sciences Europe, markets our products in Europe, Africa and the Middle East by providing VAR channel management and support and by defining European market and product requirements. Our European VARs are principally Xerox Europe affiliates who re-market our products. Our revenues from export transactions with Xerox affiliates were $4.6 million, $4.7 million and $3.7 million in 1999, 2000 and 2001, respectively. Our sales and marketing organization employed a staff of 36 as of December 31, 2001.

      We intend to increase both our product offerings and markets through joint marketing, sales and distribution and development relationships with other major companies. Current relationships include formal and informal marketing and sales alliances with IBM, Xerox, American Management Systems, Inc. and Edgewater Technology, Inc. These relationships provide qualified sales leads for our products and extend our sales coverage and networking capabilities. In addition, we also support partner relationships with complimentary technology companies such as Siebel Systems, Inc., Sybase, Inc. and Oracle Corporation. We participate in joint marketing events with our key partners whenever appropriate and feasible. Furthermore, we actively market our products and solutions at major trade shows, through focused regional seminars and through a variety of web marketing mechanisms, including webinars.

Research and Development

      We are continuing to enhance our web functionality across all of our major product offerings. We engage customers in a formal requirements analysis that is based on the Quality Function Deployment (QFD) process. The QFD process is a formal procedure for interviewing customers, identifying their needs and prioritizing specific product features. As a result, we have identified a number of customer requirements for the production of regulated, electronic documents for the future. Our major development initiatives in 2002 address several of these key requirements brought to our attention through our QFD process.

      In general, our product development strategy is based on delivering document automation solutions for specific types of documents in one or more vertical markets or industries. A cross-functional team is responsible for delivering each focused offering. We use a documented business planning and product delivery process to guide our product development and delivery activities. We also employ iterative and rapid prototyping development methodologies.

      Our recent product offerings continue to build on our existing Autograph family of products. These well-established products are maintained by teams that respond to customer requests for defect corrections and feature enhancements. By building on our existing products, we maximize our reuse of existing software and expertise and we enable our customers to purchase these new offerings as upgrades to their existing product configurations.

      Future new product offerings are being developed as components that adhere to open standards for large-scale systems integration. Furthermore, these product offerings will be supporting open tagged data and content standards such as XML. By developing products using open standards, we can expand the delivery of our products through large systems integrators and other channels.

      We can make no assurance that we will be successful in developing, introducing and marketing future new products on a timely and cost-effective basis, if at all, or that such future new products will achieve market acceptance. See “Risk Factors — Our growth depends on market acceptance of enhancements to our existing products and our introduction of new products.”

      We expect to continue enhancing our existing products and to develop future new products, particularly as they relate to multi-channel content automation applications. Our research and development expenditures have grown substantially since our inception. Such expenditures, not including amounts capitalized, were $5.3 million, $5.3 million and $5.9 million in 1999, 2000 and 2001, respectively. Our development organization employed a staff of 40 as of December 31, 2000. We also utilize outside consulting and development firms and employ independent contractors as needed to supplement our permanent development staff.

Competition

      The market for document automation products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We target document intensive organizations that require the ability to produce large quantities of personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their existing document automation processes to our document automation software. We also face competition from Docucorp International, Inc., in the insurance industry, Metavante in banking and financial services, Group 1 Software, Inc. in commercial direct mailing and marketing, as well as numerous other smaller competitors. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger base of established customers. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price.

      It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft and Adobe, and from large corporations providing database and content management software solutions, such as Oracle Corporation. In addition, Xerox or IBM, either directly or through affiliated entities, could become large competitors. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources could attempt to enter or increase their presence in the document automation market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Patents and Proprietary Rights

      Our success is dependent, in part, on our ability to protect our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. However, these afford only limited protection. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. See “Risk Factors — Our growth is dependent upon successfully protecting our proprietary rights.”

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

Customers

      We derived 19% of our revenues through Xerox and its affiliates in 2001. As a result, discontinuation of agreements and other business transactions that may adversely impact our relationship with Xerox could have a material adverse effect on our business, operating results and financial condition.

Employees

      As of December 31, 2001, we had 130 employees including 41 in professional services, 36 in sales and marketing, 40 in research and development and 13 in finance and administration. None of our employees are represented by labor unions. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

      Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast, and our future results will depend upon many factors, including the following:

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

      Our initial license fee revenue mainly depends on when orders are received and shipped. However, because of our sales model, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as when shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result. If such expenses precede increased revenues, our operating results would be materially adversely affected.

      As a result of these factors, results from operations for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of our future performance. Furthermore, our operating results in some future quarter may fall below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely be materially adversely affected.

We currently derive a significant portion of our revenues through Xerox.

      We currently have a variety of contractual and informal relationships with Xerox and its affiliates, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. In 2001, revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.2 million, $5.2 million and $4.1 million in 1999, 2000 and 2001, respectively, representing 21%, 23% and 19% of our total revenues, respectively.

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

      Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now or in the future may be our competitors. There can be no assurance that Xerox or one of its affiliated companies will not engage in business that directly competes with us. In addition, Xerox has ongoing internal development activities that could in the future lead to products that compete with us. Xerox could in the future expand these relationships or enter into additional ones and, as a result, our business could be materially adversely affected.

Our growth is dependent upon successfully protecting our proprietary rights.

      We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy portions of our products or use information we consider proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

      We are not aware of any infringement of our products upon the proprietary rights of third parties. However, we cannot assure you that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

      The market for document automation products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations and direct competition from numerous software vendors, including Docucorp International, Inc., Metavente and Group 1 Software, Inc. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe that we currently compete favorably with respect to such factors, we cannot assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

Our growth depends on market acceptance of enhancements to our existing products and our introduction of new products.

      Our future business, operating results and financial condition will depend upon market acceptance of our existing products, as well as our ability to respond to emerging industry standards and practices and to develop new products that address the future needs of our target markets. Our Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We have started to extend our core technology to the Internet, intranets and commercial on-line services. However, we cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve market acceptance. Delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

      If for technological or other reasons we are unable to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, then our business, operating results and financial condition will be materially adversely affected. In addition, we cannot assure you that our existing products, new products or new versions of our existing products will achieve market acceptance. In order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners.

A longer than expected sales cycle may affect our revenues and operating results.

      The licensing of our software products often involves an enterprise-wide decision making process by potential customers. Sales cycles generally range from three to twelve months in order to educate potential customers regarding the use and benefits of our products. In addition, the implementation of our products by customers involves a significant commitment of their resources over an extended period of time and is commonly associated with substantial customer business process reengineering efforts. For these and other reasons, our sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Any delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on our business and financial condition and cause our operating results to vary significantly from quarter to quarter.

Our operating results are substantially dependent on sales of a small number of products in highly concentrated industries.

      We derived 66% of our initial license revenue from CompuSet and related CompuSet option products in 2001. In 2001, our initial license fees from DLS and Electronic Document Viewing products comprised 33% and 1%, respectively. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

      Our revenues are derived from sales to a small number of industries. Licenses to end users in the insurance, finance and commercial print services industries accounted for 82%, 90% and 97% of initial license revenues in 1999, 2000 and 2001, respectively.

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

      Our revenues from export sales, including sales through our foreign subsidiary, accounted for 25%, 28% and 21% of our total revenues in 1999, 2000 and 2001, respectively.

      Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through VAR’s and to a much lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated through European resellers were $3.7 million, $3.9 million and $2.7 million in 1999, 2000 and 2001, respectively. In Canada, Australia and Brazil, we distribute our products through Xerox Canada, Ltd., Fuji Xerox Co., Ltd. and Xerox do Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $2.4 million, $2.4 million and $2.1 million in 1999, 2000 and 2001, respectively. In order to successfully expand export sales, we may need to establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

      A portion of our business is conducted in currencies other than the U.S. Dollar, primarily the Euro. Although exchange rate fluctuations have not had a significant impact on us, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. Dollar could cause currency transaction gains and losses in future periods. We do not currently engage in currency hedging transactions, and we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse impact on our international revenues, business, operating results and financial condition.

Our business is dependent on the market for document automation software.

      The market for document automation software is intensely competitive, highly fragmented and subject to rapid change. We cannot assure you that the market for document automation software will grow or that, if it does grow, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance. Moreover, if the document automation software market fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition would be materially adversely affected.

      In addition, the commercial market for document automation of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for these markets will depend in part on the compatibility of our products with such services. It is difficult to predict whether the demand for related products and services will increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this market.

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

      Our future performance depends significantly upon the continued service of our key technical, sales and senior management personnel. Only our President and Chief Executive Officer and our Chief Scientist have signed employment agreements with us. The loss of the services of one or more of our executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract, assimilate or retain other highly qualified product development, sales and managerial personnel in the future.

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

      Our software products are complex and may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite testing by us and by current and potential customers, errors will not be found in our new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

•	loss of revenue or delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; or

•	increased service and warranty costs.

      If any of these events occur, it would have a material adverse effect upon our business, operating results and financial condition.

Item 2.     Properties

      We lease approximately 21,300 square feet for our principal administrative, sales, marketing, training and research and development facility in Carlsbad, California. This lease expires on February 28, 2005. Our subsidiary in France occupies approximately 2,200 square feet of office space with a renewable lease expiring on April 15, 2004. In addition, our regional office in Milwaukee, Wisconsin occupies approximately 7,500 square feet of office space pursuant to a lease expiring on March 31, 2003. Sales representatives and field technical support personnel operate from their homes.

Item 3.     Legal Proceedings

      In the ordinary course of business, we may become involved in legal proceedings from time to time. As of February 22, 2002, we were not a party, nor was our property subject, to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

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

	Price Range

	High	Low

Fiscal 2000
First quarter ended March 31, 2000	$6.25	$2.94
Second quarter ended June 30, 2000	$4.34	$2.06
Third quarter ended September 30, 2000	$2.50	$1.34
Fourth quarter ended December 31, 2000	$1.50	$0.59
Fiscal 2001
First quarter ended March 31, 2001	$1.88	$0.75
Second quarter ended June 30, 2001	$2.11	$1.30
Third quarter ended September 30, 2001	$4.49	$1.43
Fourth quarter ended December 31, 2001	$3.40	$2.30

      We had 3,867,906 shares outstanding and 103 record holders of our common stock as of February 27, 2002. We did not make any sales of unregistered stock in 1999, 2000 or 2001. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statement of Operations
Net revenues	$19,740	$20,107	$24,305	$22,579	$22,120
Income (loss) from operations	(58)	(10,361)	1,366	(416)	359
Net income (loss)	838	(9,154)	2,111	531	638
Net income (loss) per share	0.08	(0.86)	0.20	0.05	0.11
Shares used in per share calculations	11,013	10,690	10,817	11,153	5,831
Balance Sheet
Working capital	$23,896	$14,883	$16,611	$17,151	$5,036
Total assets	34,229	30,989	30,423	31,496	19,706
Capital lease obligations, less current portion	52	13	1	—	—
Stockholders’ equity	27,691	18,410	20,280	21,134	7,700

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We develop, market and support a family of document automation software used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares from Xerox in April 2001, Xerox’s ownership interest has been reduced to 19.9%.

Critical Accounting Policies

      We believe the following represent our critical accounting policies:

      Revenue Recognition. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and SAB No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and ARB No. 45, Long-Term Construction-Type Contracts.

      Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result. Since revenue may not be recognized in the same quarter as when shipment occurs and if such fixed expenses precede these revenues, our operating results would be materially adversely affected.

      Computer Software Costs. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, direct production costs, including programming and testing, are capitalized until general release of the product.

      Capitalized costs of software to be sold, licensed or otherwise marketed are amortized using the greater of the amount computed using the ratio of current period product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could cause our operating results in future periods to be adversely affected.

Results of Operations for the Years Ended December 31, 1999, 2000 and 2001

     Revenues

      Total revenues were $24.3 million, $22.6 million and $22.1 million in 1999, 2000 and 2001, respectively, representing decreases of 7% from 1999 to 2000 and 2% from 2000 to 2001. Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees consist primarily of license fees for the first year of use of our products. Annual renewal license and support fees consist of license fees for the continued use and support of our licensed products. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues.

      We sell our products principally through our direct sales force domestically, and internationally through distributors and value added resellers (VARs). Revenues from export sales and sales through our foreign subsidiary were $6.1 million, $6.3 million and $4.7 million in 1999, 2000 and 2001, respectively, representing an increase of 3% from 1999 to 2000 and a decrease of 25% from 2000 to 2001. Revenue from export sales were 25%, 28% and 21% of total revenues in 1999, 2000 and 2001, respectively. The decrease from 2000 to 2001 was the result of lower initial license fees in all regions. The increase from 1999 to 2000 was primarily the result of increased revenues through our Xerox affiliates in Australia and Europe.

      We have entered into distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from these agreements were $4.6 million, $4.7 million and $3.7 million in 1999, 2000 and 2001, respectively. The decrease from 2000 to 2001 was the result of lower initial license fees in all regions. The increase from 1999 to 2000 was primarily the result of increased revenues through our Xerox affiliates in Australia and Europe.

      Initial license fees. Initial license fees were $10.4 million, $10.3 million and $8.2 million in 1999, 2000 and 2001, respectively, representing decreases of 1% from 1999 to 2000 and 20% from 2000 to 2001. The decreases in 2001 and 2000 were largely the result of fewer sales and fewer new customers from our foreign resellers. Initial license revenues were 43%, 46% and 37% of total revenues in 1999, 2000 and 2001, respectively.

      Annual renewal license and support fees. Annual renewal license fees were $7.6 million, $8.6 million and $8.7 million in 1999, 2000 and 2001, respectively, representing increases of 13% from 1999 to 2000 and 1% from 2000 to 2001. The increase in 2001 was largely offset by the impact of discontinuing support for certain products and platforms. These increases in license renewal and support fees were principally due to an increase in the installed base of users of our software products. Annual license fees were 31%, 38% and 39% of total revenues in 1999, 2000 and 2001, respectively.

      Services and other. Revenues from services and other were $6.3 million, $3.7 million and $5.2 million in 1999, 2000 and 2001, respectively, representing a decrease of 41% from 1999 to 2000 and an increase of 41% from 2000 to 2001. The increase in 2001 is due to the delivery of consulting services needed to implement new product sales made since the fourth quarter of 2000 as well as significant services to existing customers. The decrease in 2000 was principally due to the mix of software sold, which only required minimal consulting services at implementation. Revenues from services and other were 26%, 16% and 24% of total revenues in 1999, 2000 and 2001, respectively.

     Cost of Revenues and Operating Expenses

      Cost of initial license fees. Costs of initial license fees were $1.4 million, $1.6 million and $1.5 million in 1999, 2000 and 2001, respectively, representing 13%, 16% and 18% of initial license fees in 1999, 2000 and 2001, respectively. Cost of initial license fees includes documentation, reproduction costs, product packaging and media, employment costs for installation and distribution personnel, the cost of third party software and amortization of previously capitalized software development costs. The decrease in 2001 compared to 2000 was due to lower sales and a decrease in the amortization of software. The increase in 2000 compared to 1999 was primarily the result of expensing the remainder of the capitalized software costs of VCPro 2.0 due to the 4th quarter 2000 release of VCPro 3.0.

      Cost of annual renewal license and support fees. Costs of annual license fees were $947,000, $1.3 million and $1.5 million 1999, 2000 and 2001, respectively, representing 13%, 15% and 17% of annual license fees in 1999, 2000 and 2001, respectively. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. The increase in 2001 compared to 2000 was due to additional technical support personnel necessary to support our increasing customer base. The increase in 2000 compared to 1999 was due to the implementation of a new technical support database and additional technical support personnel necessary to support our increasing customer base.

      Cost of services and other. Costs of services and other were $3.6 million, $2.5 million and $3.0 million in 1999, 2000 and 2001, respectively, representing 58%, 68% and 58% of services and other revenue in 1999, 2000 and 2001, respectively. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The increase in 2001 compared to 2000 was primarily due to additional personnel costs and the greater use of outside consultants to complete our increased consulting work in 2001. The decrease in 2000 compared to 1999 was primarily due to attrition and transferring underutilized personnel to other departments.

      Research and development. Research and development expenses were $4.7 million, $4.2 million and $5.2 million in 1999, 2000 and 2001, respectively, representing a decrease of 11% from 1999 to 2000 and an increase of 24% from 2000 to 2001. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. As a percentage of total revenue, research and development expenses were 19%, 18% and 24% in 1999, 2000 and 2001, respectively. We anticipate that we will continue to direct significant resources to the development and enhancement of our products. In connection with a development services and referral agreement effective January 16, 2002, we have signed a two-year agreement with Objectiva Software Solutions, Inc. to provide us development services, which could range up to $3.1 million.

      We capitalized software development costs of $643,000, $1.2 million and $717,000 in 1999, 2000 and 2001, respectively. Some of the new products started in 2001 have yet to reach technological feasibility. The amount of software development costs to be capitalized in the future may change if the time between the establishment of technological feasibility of a product and its general release changes.

      Selling and marketing. Selling and marketing expenses were $7.7 million, $8.4 million and $7.2 million in 1999, 2000 and 2001, respectively, representing an increase of 9% from 1999 to 2000 and a decrease of 14% from 2000 to 2001. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The decrease in 2001 was primarily due to fewer personnel and decreased commissions due to decreased initial license fees. The increase in 2000 was primarily due to increased marketing expenditures on advertising, promotion activities and trade shows. Selling and marketing expenses were 32%, 37% and 32% of total revenues in 1999, 2000 and 2001, respectively.

      General and administrative. General and administrative expenses were $4.6 million, $5.0 million and $3.4 million in 1999, 2000 and 2001, respectively, representing an increase of 9% from 1999 to 2000 and a decrease of 32% from 2000 to 2001. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. The decrease in 2001 was primarily due to decreased personnel and outside consultant costs. The increase in 2000 was primarily due to an increase in the allowance for doubtful accounts and higher professional fees. General and administrative expenses were 19%, 22% and 15% of total revenues in 1999, 2000 and 2001, respectively.

      Other income (expense). Other income (expense) is composed of interest income from cash and cash equivalents and short-term investments offset by interest expense related to notes to Xerox and losses on disposal of fixed assets. Other income was $745,000, $961,000 and $281,000 in 1999, 2000 and 2001, respectively. The decrease in 2001 was the result of less interest income following a large decrease in our cash balances as a result of our tender offer which was completed in April 2001. The increase in 2000 was from higher cash balances which generated higher interest income.

      Provision for income taxes. The provision for income taxes in 2000 and 2001 was for taxes under the alternative minimum tax. Effective tax rates were approximately 0%, 3% and 0% in 1999, 2000 and 2001, respectively. These rates differ from the federal statutory rate primarily due to the change in the valuation allowances offsetting deferred tax assets.

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

Liquidity and Capital Resources

      At December 31, 2001, we had $8.9 million in cash, cash equivalents and short-term investments. This is a decrease of $9.6 million from December 31, 2000, which was used primarily to purchase 6,000,000 shares of our common stock at $2.00 per share pursuant to our tender offer. On April 16, 2001, we executed two promissory notes payable to Xerox to purchase an additional 1,139,600 shares of our common stock owned by Xerox at $2.00 per share. The principal amount of the first note was $2,000,000 and accrued interest at 9%. This note was due on March 23, 2002. The principal amount of the second note was $279,200 and accrued interest at 9%. This note was due on March 23, 2003. Both of these notes were paid in full on February 15, 2002.

      We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. A portion of our remaining cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. We are currently evaluating, in our ordinary course of business, potential investments such as businesses, products or technologies. We have no material current understandings, commitments or agreements with respect to any acquisition in whole of other businesses, products or technologies.

      As of December 31, 2000 and 2001, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Effective January 1, 2002, we will discontinue amortization of goodwill, which will reduce annual operating expenses by approximately $70,000.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 will have a significant impact on our operating results and financial condition.

Euro Conversion

      In January 1999, a new currency called the “Euro” was introduced in certain Economic and Monetary Union (EMU) countries. Our subsidiary, Document Sciences Europe, is based in one of these countries, France. During 2002, most EMU countries converted to the Euro as their single currency. Although the conversion has gone smoothly, we cannot assure you that there will not be any future material adverse effects on our financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

      Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected first quarter 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements.

Interest Rate Risk

      We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2001. Declines in interest rates over time will, however, reduce our interest income.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and certain information regarding our executive officers is incorporated by reference to the information set forth in the sections entitled “Election of Directors — Nominees,” “Compensation of Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Executive Officers of Document Sciences

      The executive officers of Document Sciences and their ages, as of March 1, 2002, are as follows:

Name	Age	Position

John L. McGannon	41	President, Chief Executive Officer and Chief Financial Officer
Daniel J. Fregeau	45	Executive Vice President
J. Douglas Pike	46	Vice President, Worldwide Sales
Lisa L. Sutrick	38	Vice President, Product Planning and Development

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

      J. Douglas Pike has served as Vice President, Worldwide Sales since January 2001. He had previously served as Director of US Sales and Area Sales Manager since joining Document Sciences in January 1995. From 1990 to 1994, Mr. Pike was employed by Xerox Corporation to provide digital printing solutions to major accounts in the insurance and finance industries. Mr. Pike also worked for Unisys Corporation for seven years providing custom software application and database solutions as an account executive. Mr. Pike holds a B.S. degree in Industrial Technology from the State University of New York.

      Lisa L. Sutrick has served as Vice President, Product Planning and Development since January 2002. She had previously served in the capacities of Director of Product Planning and Development, Director of Product Marketing, Product Marketing Manager for Document Library Services and Program Manager in Development since joining Document Sciences in May 1997. From 1987 to 1997, Ms. Sutrick worked for Data Retrieval Corporation, a Wisconsin software company purchased by Document Sciences in May 1997, in a variety of customer focused software development positions. Ms. Sutrick holds a B.S. degree in Applied Mathematics from the University of Wisconsin, Stout.

      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any directors or executive officers of Document Sciences.

Item 11.     Executive Compensation

      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Executive Officer Compensation” and “Compensation of Directors” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

1. Financial Statements. The financial statements, related notes thereto and the Report of Independent Auditors required hereunder are set forth at the end of this Annual Report beginning on the page F-1.

2. Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 1999, 2000 and 2001 is filed as part of this Form 10-K and should be read in conjunction with our consolidated financial statements and related notes thereto.

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3. Exhibits. See Item 14(c) below.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 2001.

      (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

      (d) Financial Statement Schedules. See Item 14(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2002.

DOCUMENT SCIENCES CORPORATION

By:	/s/ JOHN L. MCGANNON

John L. McGannon
President and Chief Executive Officer

Dated: March 1, 2002

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 1, 2002 in the capacities indicated:

Signatures	Title

/s/ JOHN L. MCGANNON John L. McGannon	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive, financial and accounting officer)
/s/ THOMAS L. RINGER Thomas L. Ringer	Chairman of the Board of Directors
/s/ BARTON L. FABER Barton L. Faber	Director
/s/ COLIN J. O’BRIEN Colin J. O’Brien	Director
/s/ JAMES J. COSTELLO James J. Costello	Director

DOCUMENT SCIENCES CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Document Sciences Corporation

      We have audited the accompanying consolidated balance sheets of Document Sciences Corporation (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

January 18, 2002

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,768,520	$3,187,229
Short-term investments	13,783,595	5,736,200
Accounts receivable, less allowance for doubtful accounts of $1,012,177 and $427,683 in 2000 and 2001, respectively	6,084,249	5,028,059
Due from affiliates	1,604,097	1,739,739
Unbilled revenue	269,428	400,164
Other current assets	779,018	519,163

Total current assets	27,288,907	16,610,554
Property and equipment, net	1,930,699	1,178,600
Computer software costs, net of accumulated amortization of $2,706,041 and $1,288,326 in 2000 and 2001, respectively	1,364,636	1,143,618
Goodwill, net of accumulated amortization of $257,121 and $327,246 in 2000 and 2001, respectively	794,739	724,615
Other assets	117,413	48,785

	$31,496,394	$19,706,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332,893	$191,919
Accrued compensation	953,195	881,791
Other accrued liabilities	532,858	520,599
Deferred revenue	8,319,390	7,851,670
Short-term notes	—	2,128,219

Total current liabilities	10,138,336	11,574,198
Long-term notes	—	297,099
Deferred revenue — long-term	224,049	134,430
Commitments
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares — 30,000,000;
Issued shares — 10,923,101 in 2000 and 3,824,896 in 2001	10,923	3,825
Treasury stock — 87,962 and 0 in 2000 and 2001	(503,273)	—
Additional paid-in capital	25,436,306	10,781,055
Accumulated comprehensive income	8,462	95,514
Retained deficit	(3,818,409)	(3,179,949)

Total stockholders’ equity	21,134,009	7,700,445

	$31,496,394	$19,706,172

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	1999	2000	2001

Revenues:
Initial license fees (including $3,138,700, $2,671,800 and $1,717,700 from affiliates in 1999, 2000 and 2001, respectively)	$10,405,839	$10,257,633	$8,200,159
Annual renewal license and support fees (including $1,604,600, $2,235,700 and $2,182,500 from affiliates in 1999, 2000 and 2001, respectively)	7,607,077	8,620,958	8,707,247
Services and other (including $430,300, $279,900 and $224,500 from affiliates in 1999, 2000 and 2001, respectively)	6,292,324	3,700,336	5,212,231

Total revenues	24,305,240	22,578,927	22,119,637
Cost of revenues:
Initial license fees	1,375,892	1,643,617	1,495,073
Annual renewal license and support fees	947,445	1,311,196	1,498,664
Services and other	3,628,909	2,501,372	2,992,555

Total cost of revenues	5,952,246	5,456,185	5,986,292

Gross profit	18,352,994	17,122,742	16,133,345
Operating expenses:
Research and development	4,679,067	4,154,364	5,203,525
Selling and marketing	7,680,764	8,358,577	7,151,651
General and administrative	4,626,854	5,025,417	3,418,823

Total operating expenses	16,986,685	17,538,358	15,773,999

Income (loss) from operations	1,366,309	(415,616)	359,346
Interest and other income, net	744,566	960,581	280,921

Income before provision for income taxes	2,110,875	544,965	640,267
Provision for income taxes	—	14,026	1,807

Net income	$2,110,875	$530,939	$638,460

Net income per share — basic	$0.20	$0.05	$0.12

Weighted average shares used in basic calculation	10,693,888	10,771,588	5,547,872

Net income per share — diluted	$0.20	$0.05	$0.11

Weighted average shares used in diluted calculation	10,816,948	11,153,893	5,830,728

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury Stock		Additional		Comprehensive		Total
					Paid-in	Deferred	Income	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	(Deficit)	Equity

Balance at December 31, 1998	10,857,958	$10,858	223,158	$(686,989)	$25,409,399	$(67,326)	$204,071	$(6,460,223)	$18,409,790
Issuance of common stock upon exercise of options	61,093	61	—	—	16,410	—	—	—	16,471
Sale of treasury stock	—	—	(48,276)	77,006	—	—	—	—	77,006
Amortization of deferred compensation	—	—	—	—	—	56,532	—	—	56,532
Comprehensive income (loss):
Net change in unrealized loss on short-term investments	—	—	—	—	—	—	(271,098)	—	(271,098)
Foreign currency translation adjustment	—	—	—	—	—	—	(119,473)	—	(119,473)
Net loss	—	—	—	—	—	—	—	2,110,875	2,110,875

Comprehensive income									1,720,304

Balance at December 31, 1999	10,919,051	10,919	174,882	(609,983)	25,425,809	(10,794)	(186,500)	(4,349,348)	20,280,103
Issuance of common stock upon exercise of options	4,050	4	—	—	10,497	—	—	—	10,501
Sale of treasury stock	—	—	(86,920)	106,710	—	—	—	—	106,710
Amortization of deferred compensation	—	—	—	—	—	10,794	—	—	10,794
Comprehensive income (loss):
Net change in unrealized gain on short-term investments	—	—	—	—	—	—	212,916	—	212,916
Foreign currency translation adjustment	—	—	—	—	—	—	(17,954)	—	(17,954)
Net income	—	—	—	—	—	—	—	530,939	530,939

Comprehensive income									725,901

Balance at December 31, 2000	10,923,101	10,923	87,962	(503,273)	25,436,306	—	8,462	(3,818,409)	21,134,009
Issuance of common stock upon exercise of options	44,406	44	—	—	11,939	—	—	—	11,983
Warrants issued to non-employee	—	—	—	—	30,600	—	—	—	30,600
Purchase of treasury stock	—	—	7,144,854	(14,294,972)	—	—	—	—	(14,294,972)
Sale of treasury stock	—	—	(90,204)	93,313	—	—	—	—	93,313
Retirement of treasury stock	(7,142,611)	(7,142)	(7,142,612)	14,704,932	(14,697,790)	—	—	—	—
Comprehensive income (loss):
Net change in unrealized gain on short-term investments	—	—	—	—	—	—	82,686	—	82,686
Foreign currency translation adjustment	—	—	—	—	—	—	4,366	—	4,366
Net income	—	—	—	—	—	—	—	638,460	638,460

Comprehensive income									725,512

Balance at December 31, 2001	3,824,896	$3,825	—	$—	$10,781,055	$—	$95,514	$(3,179,949)	$7,700,445

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

Operating activities
Net income	$2,110,875	$530,939	$638,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	529,188	652,837	700,666
Amortization of goodwill	70,124	70,124	70,124
Loss on disposal of fixed assets	25,881	36,534	176,378
Amortization of computer software costs	694,362	1,158,170	937,774
Amortization of deferred compensation	56,532	10,794	—
Provision for doubtful accounts	44,510	245,170	(584,312)
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(1,885,316)	(264,438)	1,640,037
Due from affiliates	(283,754)	280,251	(139,683)
Unbilled revenue	83,538	38,635	(130,736)
Income tax receivable	331,337	—	—
Other assets	(395,671)	17,411	328,341
Accounts payable	(456,309)	(272,146)	(140,974)
Accrued compensation	7,935	(923,771)	(71,255)
Accrued liabilities	(1,075,860)	(163,976)	134,622
Deferred revenue	(844,986)	1,589,169	(556,618)

Net cash provided by (used in) operating activities	(987,614)	3,005,703	3,002,824
Investing activities
Purchases of short-term investments	(16,298,225)	(7,280,780)	(4,705,851)
Sales of short-term investments	12,784,046	340,284	11,014,139
Maturities of short-term investments	2,935,000	6,900,000	1,850,000
Purchases of property and equipment, net	(709,568)	(905,449)	(132,963)
Proceeds from disposal of assets	29,640	73,044	7,747
Additions to computer software costs	(642,820)	(1,190,758)	(716,756)

Net cash provided by (used in) investing activities	(1,901,927)	(2,063,659)	7,316,316
Financing activities
Principal payments under capital lease obligations	(41,566)	(12,620)	—
Purchase of treasury stock	—	—	(12,015,772)
Sale of treasury stock	77,006	106,710	93,313
Proceeds from issuance of common stock	16,471	10,501	42,583

Net cash provided by (used in) financing activities	51,911	104,591	(11,879,876)

Increase (decrease) in cash and cash equivalents	(2,837,630)	1,046,635	(1,560,736)
Effect of foreign currency on cash	(110,433)	(24,472)	(20,555)
Cash and cash equivalents at beginning of year	6,694,420	3,746,357	4,768,520

Cash and cash equivalents at end of year	$3,746,357	$4,768,520	$3,187,229

Supplemental disclosure of cash flow information:
Interest paid	$3,108	$1,040	$—

Notes issued for purchase of treasury stock	$—	$—	$2,279,200

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

     Foreign Operations

      The functional currency of our French subsidiary in 2001 was the French Franc. Beginning January 1, 2002, the functional currency became the Euro. The balance sheet accounts of our subsidiary are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. Foreign currency translation gains are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in selling and marketing expenses in the consolidated statements of operations and were not significant during the years ended December 31, 1999, 2000 and 2001.

     Cash, Cash Equivalents and Short-term Investments

      Cash and cash equivalents consist of cash and highly liquid investments that include debt securities with remaining maturities when acquired of three months or less and are stated at fair market value. We evaluate

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the financial strength of institutions at which significant investments are made and believe the related credit risk is limited to an acceptable level.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have classified our investments as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities will be included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

      We sell our products primarily to large, multinational customers in the United States, Europe, Canada, Australia and Brazil. We derived 25%, 28% and 21% of our total revenues from customers outside the United States for the years ended December 31, 1999, 2000 and 2001, respectively. A significant concentration of our customers is in the insurance, finance and commercial print service industries. Xerox was the only customer that accounted for more than 10% of our revenue in any one year. They accounted for 21%, 23% and 19% for the years ended December 31, 1999, 2000 and 2001, respectively.

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

      Capitalized costs of software to be sold, licensed or otherwise marketed are amortized using the greater of the amount computed using the ratio of current period product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could cause our operating results in future periods to be adversely affected.

Depreciation and Amortization

      Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally three to seven years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements. Prior to 2002, amortization of goodwill was provided over an estimated life of 15 years. Beginning in 2002, we will adopt SFAS No. 142, Goodwill and Other Intangible Assets, which states that we annually review goodwill for impairment.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and SAB No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. The fair value of the initial license fee representing the software support for the first year is deferred and recognized ratably over the period of support. Annual renewal license and support fees are recognized ratably over the contract period. Revenues generated from consulting services are recognized as the related services are performed. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and ARB No. 45, Long-Term Construction-Type Contracts.

Computation of Net Income Per Share

      In accordance with SFAS No. 128, Earnings per Share, “Basic EPS” includes no dilution and is based on weighted-average common shares outstanding for the period. SFAS No. 128 also requires companies with complex capital structures to present “Diluted EPS” that reflects the potential dilution of securities such as employee stock options.

      In 1999, 2000 and 2001, the difference between weighted-average shares used in determining Basic EPS versus Diluted EPS related to dilutive common stock options totaled 123,060, 382,305 and 282,856 shares, respectively. Common stock options to purchase 448,908, 227,722 and 282,274 shares were excluded from the calculation of weighted-average shares used in determining Diluted EPS for 1999, 2000 and 2001, respectively, as their effect would have been antidilutive.

Stock Options

      As permitted by SFAS No. 123, Accounting for Stock-based Compensation, we have elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, among other things, when the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Income Taxes

      We follow the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes.

Comprehensive Income

      In 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. We have disclosed comprehensive income in our financial statements accordingly.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

      In 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. This financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The chief operating decision maker does not evaluate our operation based on geographic location, and, therefore, we operate in one business segment, the software business. Geographic information, however, has been disclosed in accordance with the provisions of SFAS No. 131.

Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. Effective January 1, 2002, we will discontinue amortization of goodwill, which will reduce annual operating expenses by approximately $70,000.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 will have a significant impact on our operating results and financial condition.

2.     Financial Statement Information

     Investments

      We have classified all of our investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 2000 and 2001:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2000
U.S. treasury securities	$3,827,316	$3,403	$11,395	$3,819,324
U.S. government agency obligations	4,123,255	6,406	2,890	4,126,771
U.S. corporate securities	5,844,037	31,933	38,470	5,837,500

	$13,794,608	$41,742	$52,755	$13,783,595

December 31, 2001
U.S. government agency obligations	$5,664,527	$73,139	$1,466	$5,736,200

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001, by contractual maturity, are shown below:

		Estimated
	Cost	Fair Value

Due in one year or less	$2,254,900	$2,271,419
Due after one year through ten years	3,409,627	3,464,781

	$5,664,527	$5,736,200

     Property and Equipment

      Property and equipment are stated at cost and consist of the following at December 31:

	2000	2001

Computer equipment	$2,177,786	$1,358,695
Office equipment	328,249	311,889
Office furniture and fixtures	426,830	448,175
Leasehold improvements	567,649	523,423

	3,500,514	2,642,182
Less accumulated depreciation and amortization	(1,569,815)	(1,463,582)

	$1,930,699	$1,178,600

      The cost of equipment acquired under capital leases totaled $203,853 and $176,715 at December 31, 2000 and 2001, respectively, with accumulated depreciation of $188,879 and $173,773 at December 31, 2000 and 2001, respectively.

3.     Segment Information

      The tables below summarize our operating results by our major geographic locations in the United States and Europe:

	United States	Europe	Eliminations	Totals

Year ended December 31, 1999
Sales to unaffiliated customers	$17,641,284	$1,490,348	$—	$19,131,632
Sales to affiliates	2,972,985	2,200,623	—	5,173,608

Revenues	$20,614,269	$3,690,971	$—	$24,305,240

Operating income (loss)	$1,549,879	$(183,570)	$—	$1,366,309

Identifiable assets	$30,106,425	$332,919	$(16,666)	$30,422,678

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Europe	Eliminations	Totals

Year ended December 31, 2000
Sales to unaffiliated customers	$15,859,272	$1,532,215	$—	$17,391,487
Sales to affiliates	2,859,786	2,327,654	—	5,187,440

Revenues	$18,719,058	$3,859,869	$—	$22,578,927

Operating income (loss)	$(551,081)	$135,465	$—	$(415,616)

Identifiable assets	$31,264,827	$248,233	$(16,666)	$31,496,394

	United States	Europe	Eliminations	Totals

Year ended December 31, 2001
Sales to unaffiliated customers	$16,949,144	$1,045,804	$—	$17,994,948
Sales to affiliates	2,495,863	1,628,826	—	4,124,689

Revenues	$19,445,007	$2,674,630	$—	$22,119,637

Operating income (loss)	$320,977	$38,369	$—	$359,346

Identifiable assets	$19,530,350	$192,488	$(16,666)	$19,706,172

      Sales attributable to the United States were made to customers located in North America, South America and Australia. Sales attributable to Europe are based on those sales generated by our French subsidiary. These sales were made to customers located in Europe, the Middle East and Africa.

4.     Leases

      We lease our headquarters in Carlsbad, California under an operating lease expiring on February 28, 2005. Under the terms of the lease, effective March 1, 1999, monthly rental payments will be increased annually by 4%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 4%. Our offices in France and Milwaukee, Wisconsin are under operating leases expiring on April 15, 2004 and March 31, 2003, respectively. Annual future minimum lease payments as of December 31, 2001 are as follows:

Years ending December 31,

2002	$428,221
2003	298,006
2004	268,815
2005	45,092

$1,040,134

      Rent expense for the years ended December 31, 1999, 2000 and 2001 was $451,871, $492,886 and $545,202, respectively.

5.     Stockholders’ Equity

Stock

      As of December 31, 2001, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plans

      Our stock incentive plans provide for the issuance of incentive and nonstatutory options to purchase common shares to eligible employees, officers, directors and consultants. Our 1993 Stock Option Plan (the “1993 Plan”) provided for the issuance of up to 1,500,000 shares. In October 1995, the Board of Directors approved the 1995 Stock Incentive Plan (the “1995 Plan”), which provided for the issuance of an additional 779,250 shares which included 29,250 shares previously reserved for issuance under the 1993 Plan. In 1998, 1999 and 2000, this plan was amended to provide for the issuance of an additional 750,000, 350,000 and 1,000,000 shares, respectively. The 1995 Plan replaced the 1993 Plan. All outstanding options under the 1993 Plan remain exercisable in accordance with their original terms. Terms of stock purchase or stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 1995 Plan. The maximum term of the options granted under the 1995 Plan is ten years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The exercise price of nonstatutory stock options and stock issued under purchase rights must equal at least 85% of the fair market value on the date of grant or time of issuance.

      The following table summarizes stock option activity under the stock incentive plans:

			Weighted
			Average
	Number	Option Price	Exercise Price
	of Shares	Per Share	Per Share

Balance at December 31, 1999	1,646,679	$.03-$10.00	$2.10
Granted	161,500	$1.13-$ 5.00	$2.65
Exercised	(4,050)	$ .67	$.67
Canceled	(169,215)	$.67-$10.00	$2.05

Balance at December 31, 2000	1,634,914	$.03-$10.00	$2.17
Granted	520,150	$.91-$ 2.64	$1.50
Exercised	(44,406)	$.03-$ 1.97	$.27
Canceled	(395,943)	$1.13-$10.00	$2.27

Balance at December 31, 2001	1,714,715	$.17-$10.00	$1.98

      As of December 31, 2001, 1,025,964 shares were available for future grant. Following is a breakdown of the options outstanding and exercisable as of December 31, 2001:

		Weighted	Weighted Average		Weighted Average
		Average	Exercise Price		Exercise Price
	Options	Remaining	of Options	Options	of Options
Range of Exercise Prices	Outstanding	Life in Years	Outstanding	Exercisable	Exercisable

$ .17-$1.75	796,383	8.37	$1.39	286,078	$1.28
$1.97	536,597	7.70	$1.97	304,092	$1.97
$2.00-$10.00	381,735	7.09	$3.18	296,969	$3.33

Total or Average	1,714,715	7.87	$1.98	887,139	$2.20

      Adjusted pro forma information regarding our operating results is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value of options was estimated at the date of grant using the “Black-Scholes” method for option pricing with the following weighted-average assumptions: risk-free interest rates of 5.5%-6%, dividend yields of 0%, expected volatility of .69 to 1.43 and a weighted-average expected life of the option of seven years.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on our operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows:

	Years Ended December 31,

	1999	2000	2001

Adjusted pro forma basic net income (loss)	$1,466,003	$(292,321)	$541,356
Adjusted pro forma basic net income (loss) per share	$0.14	$(0.03)	$0.10
Adjusted pro forma diluted net income (loss) per share	$0.14	$(0.03)	$0.09

      Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 350,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee cannot purchase more than 5,000 shares in any one offering period. As of December 31, 2001, 59,791 shares were available for issuance.

6.     Income Taxes

      For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,

	1999	2000	2001

United States	$2,294,445	$409,500	$601,898
Foreign	(183,570)	135,465	38,369

	$2,110,875	$544,965	$640,267

      The provision for income taxes (benefit) is as follows:

	Years Ended December 31,

	1999	2000	2001

Current:
Federal	$—	$14,026	$1,807

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,

	1999	2000	2001

Deferred tax liabilities:
Computer software costs expensed for tax	$(490,200)	$(502,200)	$(421,200)
Excess tax depreciation	(149,600)	(138,800)	(80,800)

Total deferred tax liabilities	(639,800)	(641,000)	(502,000)

Deferred tax assets:
Operating loss carryforwards	2,362,700	1,921,300	1,853,600
Accrued liabilities	413,000	552,300	355,200
Tax credits	231,900	431,600	490,800

Total deferred tax assets	3,007,600	2,905,200	2,699,600
Valuation allowance	2,367,800	2,264,200	2,197,600

Net deferred tax assets	639,800	641,000	502,000

Net deferred tax asset (liability)	$0	$0	$0

      A valuation allowance has been recognized to offset deferred tax assets as of December 31, 1999, 2000 and 2001 as realization of such assets is uncertain.

      At December 31, 2001, we have federal net operating loss carryforwards of approximately $5.4 million that will begin expiring in 2018 unless previously utilized. At December 31, 2001, we have federal and state research and development tax credit carryforwards of approximately $419,000 and $71,800, respectively, that will begin expiring in 2012 unless previously utilized.

      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

      The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 1999, 2000 and 2001 to income before income taxes are as follows:

	December 31,

	1999	2000	2001

Provision at statutory rate	$738,806	$185,829	$224,093
Benefit for graduated rates	(21,109)	(5,309)	(6,402)
Increase (decrease) in valuation allowance	(820,300)	(103,600)	(66,600)
Permanent differences and other	(102,603)	(62,894)	(149,284)

Provision for income taxes	$—	$14,026	$1,807

7.     Transactions with Affiliates

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Canada, Australia and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $2.4 million, $2.4 million and $2.1 million in 1999,

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 and 2001, respectively. Included in accounts receivable are $900,500, $707,000 and $762,600 from these revenues at December 31, 1999, 2000 and 2001, respectively.

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements were $2.2 million, $2.3 million and $1.6 million in 1999, 2000 and 2001, respectively. Related accounts receivable are $663,300, $564,500 and $660,400 at December 31, 1999, 2000 and 2001, respectively.

      We also license software to Xerox and affiliates of Xerox in the United States. These revenues were $263,600, $443,700 and $430,300 in 1999, 2000 and 2001, respectively. Related accounts receivable are $221,400, $332,600 and $316,800 at December 31, 1999, 2000 and 2001, respectively.

      On February 16, 2001, we commenced a self tender offer for 6,000,000 shares of our outstanding common stock. Xerox tendered all of its shares of Document Sciences common stock in the offer. The tender offer expired on March 23, 2001. In April 2001, we completed our tender offer and purchased 6,000,000 shares of our outstanding common stock for $2.00 per share.

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

8.     Sales Commitments

      Since 1999, we have been licensing software for non-cancelable three-year terms. Where we provide extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognize license revenue when invoices come due, as SOP 97-2 precludes us from recognizing the portion of these licenses that is not currently due from the customer. Amounts not currently due from customers on these agreements are not reflected on our Balance Sheet and are identified below.

      We also began signing customers to non-cancelable three-year maintenance agreements, which we recognize ratably over the service period. As we invoice these agreements, the amounts are recorded initially as deferred revenue. Amounts to be invoiced are not reflected on our Balance Sheet and are identified below.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at December 31, 2001:

	Unrecognized Revenue
	Backlog Maintenance

	Licenses	Agreements	Totals

Balances at December 31, 1998	$-0-	$-0-	$-0-
1999 additions	1,083,008	3,876,105	4,959,113
Invoiced and included in deferred revenue	(241,978)	(950,588)	(1,192,566)

Balances at December 31, 1999	841,030	2,925,517	3,766,547
2000 additions	66,329	3,171,475	3,237,804
Invoiced and included in deferred revenue	(419,295)	(2,674,323)	(3,093,618)

Balances at December 31, 2000	488,064	3,422,669	3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in deferred revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	$27,141	$3,060,480	$3,087,621

      All revenue from the unrecognized revenue backlog will have been recognized by the end of the third quarter of 2005.

9.     Employee Retirement Plan

     401(k) Plan

      We have an employee savings and retirement plan (the “401(k) Plan”) that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee’s compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee’s interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 1999, 2000 and 2001, we made discretionary contributions of $346,200, $349,500 and $202,900, respectively.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Statements and Supplementary Data

      Supplementary interim financial information is presented as follows (unaudited):

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,

2000
Revenues	$5,669,926	$5,215,972	$4,981,821	$6,711,208
Cost of revenues	1,309,457	1,200,741	1,284,185	1,661,802
Net income	413,912	(382,875)	(208,652)	708,554
Basic income per share	.04	(.04)	(.02)	.07
Diluted income per share	.04	(.04)	(.02)	.07
2001
Revenues	$5,257,439	$5,654,141	$5,032,409	$6,175,648
Cost of revenues	1,683,494	1,394,637	1,337,854	1,570,307
Net income (loss)	(351,582)	723,488	196,118	70,436
Basic income (loss) per share	(.03)	.19	.05	.02
Diluted income (loss) per share	(.03)	.19	.05	.02

11.     Subsequent Events

      Effective January 16, 2002, we entered into a formal two-year development services and referral agreement with Objectiva Software Solutions, Inc. (Objectiva). Document Sciences has engaged Objectiva for development services since January 2001 and has committed to pay Objectiva $3.1 million over the two-year term of the agreement for development services to be provided by a dedicated team. The agreement is cancelable within 30 days due to material breach or with 90 days notice if all scheduled work has been completed. We would prorate the two-year fee in the case of early termination. Objectiva provided $750,000 worth of development services to us during the second half of 2001. Additionally, the parties have entered into a referral arrangement under which Objectiva would pay us 20% of net revenue associated with a transaction with a customer that was referred by us.

      We are also negotiating agreements whereby we would make an equity investment to acquire approximately 25% of Objectiva’s outstanding stock for approximately $550,000 in cash consideration and would enable Objectiva to resell our software in Asia. It is expected that these agreements would be finalized by the end of the first quarter 2002.

SCHEDULE II

DOCUMENT SCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Year Ended December 31, 1999
Allowance for doubtful accounts and returns	$725,561	$219,482	$179,170	$765,873
Year Ended December 31, 2000
Allowance for doubtful accounts and returns	765,873	658,165	411,861	1,012,177
Year Ended December 31, 2001
Allowance for doubtful accounts and returns	1,012,177	113,000	697,494	427,683

S-1

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

For Year Ended December 31, 2001

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3(1)	Amended and Restated Bylaws of the Registrant.
3.4(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2(1, 2)	1993 Stock Option Plan and Form of Agreement.
10.3(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8(4)	1997 Employee Stock Purchase Plan, as amended.
10.9(3)	Xerox Cooperative Marketing Agreement.
10.10(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11(4)	International Business Machines Marketing Agreement.
10.12(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13(2, 5)	John L. McGannon Employment Agreement.
10.14(6)	Form of Software License and Software Support Agreement.
10.15(6)	Form of Professional Services Agreement.
10.16(6)	Form of Value Added Reseller Agreement.
10.17(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
21.1(1)	List of Subsidiaries.
23.1(6)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(6)	Power of Attorney (See page 21)

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(6)	Filed herewith.