Form 10-Q
period 2002-03-31
DOCUMENT SCIENCES CORP
filed 2002-05-13
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

     As of May 10, 2002, there were 3,869,926 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

Page
No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated balance sheets — March 31, 2002 and December 31, 2001	3
Consolidated statements of operations — three months ended March 31, 2002 and 2001	4
Consolidated statements of cash flows — three months ended March 31, 2002 and 2001	5
Notes to consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	23

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$1,695,030	$3,187,229
Short-term investments	5,349,610	5,736,200
Accounts receivable, net	4,163,506	5,028,059
Due from affiliates	1,295,086	1,739,739
Unbilled revenue	424,963	400,164
Other current assets	448,642	519,163

Total current assets	13,376,837	16,610,554
Property and equipment, net	1,020,004	1,178,600
Computer software costs, net	1,025,996	1,143,618
Goodwill, net	724,615	724,615
Other assets	195,804	48,785

Total assets	$16,343,256	$19,706,172

LIABILITIES
Current liabilities:
Accounts payable	$142,658	$191,919
Accrued compensation	686,668	881,791
Other accrued liabilities	606,949	520,599
Deferred revenue	7,744,613	7,851,670
Short-term notes	—	2,128,219

Total current liabilities	9,180,888	11,574,198
Long-term notes	—	297,099
Deferred revenue — long-term	112,025	134,430
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,870	3,825
Treasury stock	(48,098)	—
Additional paid-in capital	10,809,776	10,781,055
Accumulated comprehensive income	53,670	95,514
Retained deficit	(3,768,875)	(3,179,949)

Total stockholders’ equity	7,050,343	7,700,445

Total liabilities and stockholders’ equity	$16,343,256	$19,706,172

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Initial license fees	$1,355,031	$1,849,680
Annual renewal license and support fees	2,295,959	2,117,030
Services and other	1,195,641	1,290,729

Total revenues	4,846,631	5,257,439
Cost of revenues:
Initial license fees	350,314	394,848
Annual renewal license and support fees	375,320	410,490
Services and other	677,679	878,156

Total cost of revenues	1,403,313	1,683,494

Gross margin	3,443,318	3,573,945
Operating expenses:
Research and development	1,626,513	1,117,012
Selling and marketing	1,676,612	2,044,858
General and administrative	744,562	1,116,482

Total operating expenses	4,047,687	4,278,352

Loss from operations	(604,369)	(704,407)
Interest and other income, net	15,443	352,825

Loss before income taxes	(588,926)	(351,582)
Provision for income taxes	—	—

Net loss	$(588,926)	$(351,582)

Net loss per share — basic	$(0.15)	$(0.03)

Weighted average shares used in basic calculation	3,848,659	10,859,191

Net loss per share — diluted	$(0.15)	$(0.03)

Weighted average shares used in diluted calculation	3,848,659	10,859,191

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Operating activities
Net loss	$(588,926)	$(351,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137,812	175,329
Amortization of goodwill	—	17,531
Loss on disposal of fixed assets	22,970	—
Amortization of computer software costs	280,681	238,797
Provision for doubtful accounts	(6,435)	(149,067)
Changes in operating assets and liabilities:
Accounts receivable	871,448	1,382,122
Due from affiliates	444,978	405,683
Unbilled revenue	(24,799)	175,105
Other assets	(76,665)	74,939
Accounts payable	(49,232)	(274,036)
Accrued compensation	(195,278)	(369,584)
Other accrued liabilities	111,773	141,096
Deferred revenue	(129,886)	(829,279)

Net cash provided by operating activities	798,441	637,054
Investing activities
Purchases of short-term investments	(1,097,410)	(119,968)
Sales of short-term investments	—	10,081,144
Maturities of short-term investments	1,484,000	1,100,000
Purchases of property and equipment, net	(8,381)	(58,764)
Proceeds from disposal of assets	6,394	325
Unrealized gains (losses) on securities	(32,904)	50,334
Additions to computer software costs	(163,059)	(221,202)

Net cash provided by investing activities	188,640	10,831,869
Financing activities
Reduction of debt	(2,451,170)	—
Purchase of treasury stock	(48,311)	—
Sale of treasury stock	213	—
Issuance of common stock	28,766	6,770

Net cash provided by (used in) financing activities	(2,470,502)	6,770

Increase (decrease) in cash and cash equivalents	(1,483,421)	11,475,693
Effect of foreign currency on cash	(8,778)	(10,635)
Cash and cash equivalents at beginning of period	3,187,229	4,768,520

Cash and cash equivalents at end of period	$1,695,030	$16,233,578

Supplemental disclosure of cash flow information:
Interest paid	$171,970	$—

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 2001 have been reclassified to conform with the 2002 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in our 2001 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and SAB No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Our goodwill was purchased on May 7, 1997, and had been amortized on a straight-line basis over 15 years. On January 1, 2002, we adopted FAS 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Pursuant to this adoption, we reassessed the underlying value of our goodwill by analyzing future net cash flows and determined that no adjustment to the carrying value was required. We amortized $17,500 for the three months ended March 31, 2001.

Note B—Transactions with Affiliates

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Europe, Australia, Canada, and South America. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. We also have agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in the United States. Revenues from these affiliates, net of discounts, were $783,700 and $916,500 for the three months ended March 31, 2002 and 2001, respectively. Included in accounts receivable are $1.3 million and $1.2 million from these revenues at March 31, 2002 and 2001, respectively.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

Note C—Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, “Earnings per Share”. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities.

The following table reconciles the shares used in computing basic and diluted earnings per share for the periods indicated:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Weighted average common shares outstanding used in basic earnings per share calculation	3,848,659	10,859,191
Effect of dilutive stock options	—	—

Shares used in diluted earnings per share	3,848,659	10,859,191

Dilutive securities may include options, warrants, preferred stock (as if converted) and restricted stock subject to vesting. Potentially dilutive securities (which include options) totaling 539,546 and 74,064 shares for the three months ended March 31, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect.

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

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at March 31, 2002:

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1999	$841,030	$2,925,517	$3,766,547
2000 additions	66,329	3,171,475	3,237,804
Invoiced and included in Deferred Revenue	(419,295)	(2,674,323)	(3,093,618)

Balances at December 31, 2000	488,064	3,422,669	3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in Deferred Revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
First quarter additions	—	997,980	997,980

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Invoiced and included in Deferred Revenue	(27,141)	(698,493)	(725,634)

Balances at March 31, 2002	$—	$3,359,967	$3,359,967

Revenue from the current unrecognized revenue backlog will be recognized by the end of the 2nd quarter of 2006.

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

Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2001 Annual Report on Form 10-K.

OVERVIEW

We develop, market and support a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares of Xerox in April 2001, Xerox’s ownership interest has been reduced to 19.9%.

CRITICAL ACCOUNTING POLICIES

We believe the following represent our critical accounting policies:

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and SAB No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

We work in conjunction with our established VARs, with whom we have formal contracts defining the rights and obligations of the parties, to license software to end-users. We license software to our VARs, less a discount, from a fixed price list. We require a binding purchase order as evidence of an unconditional order from our VARs, with no rights of return or acceptance. License revenue from our VARs is recognized when software is licensed to an end user.

Annual renewal license and support fees, ALF, are recognized ratably over the contract period. Included in our ALF are unspecified maintenance releases. Our contracts do not provide for specific upgrades. Our standard contracts do not provide for rights of return or conditions of acceptance; however, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained. We believe this approach to revenue recognition, when acceptance criteria exist, would reduce materially different amounts being reported under different conditions or using different assumptions.

Revenues generated from consulting services are recognized as the related services are performed and collectibility is deemed probable. However, when such consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and ARB No. 45, Long-Term Construction-Type Contracts. We measure progress under the percentage of completion method, depending on how the contract language is written, either by using the percentage of total project hours completed or by the completion of phases in the consulting project. Because (i) the phases of our consulting projects are generally not of great duration (2-6 weeks on average) and (ii) we have a variety of projects progressing at the same time, we believe that there are very limited circumstances where materially different amounts would be reported under different conditions or using different assumptions.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. At the end of each reporting period, we perform a rigorous review of outstanding balances by customer and invoice. We utilize statistical and account specific analysis to determine the adequacy of our reserve, as well as comparing balances to historical losses.

Valuation Allowance for Net Deferred Tax Assets. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, we had net deferred tax assets of $2.2 million. However, we believe realization of these assets is currently considered uncertain due to the uncertainty of future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. Also, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. Due to the uncertainty of realizing these deferred tax assets we have recognized a valuation allowance of $2.2 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of income for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Initial license fees	28%	35%
Annual renewal license and support fees	47	40
Services and other	25	25

Total revenues	100%	100%
Cost of revenues:
Initial license fees	7%	7%
Annual renewal license and support fees	8	8
Services and other	14	17

Total cost of revenues	29%	32%

Gross profit	71%	68%
Operating expenses:
Research and development	33%	21%
Selling and marketing	35	39
General and administrative	15	21

Total operating expenses	83%	81%

Loss from operations	(12)%	(13)%
Interest and other income, net	—	6

Loss before income taxes	(12)%	(7)%
Provision for income taxes	—	—

Net loss	(12)%	(7)%

Revenues

Total revenues decreased 8% to $4.8 million for the three months ended March 31, 2002 from $5.3 million for the three months ended March 31, 2001, primarily due to a decline in initial license fees. Services and other revenue also declined, while annual license fees grew.

Sales Channels. We sell our products largely through a direct sales force domestically, and internationally through distributors and value added resellers or VAR’s. Revenues from export sales and sales through our foreign subsidiary increased 1% to $979,400 for the three months ended March 31, 2002 from $969,600 for the three months ended March 31, 2001. This increase is the result of slightly higher revenues in Canada and Australia. Revenues from export sales were 20% and 18% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

We maintain distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such distributorship agreements related to the licensing, maintenance and support of our products decreased 1% to $728,200 for the three months ended March 31, 2002 from $736,000 for the three months ended March 31, 2001. Decreased revenues were reported for our Brazil and Europe Xerox affiliates.

Initial license fees. Initial license fee revenues decreased 27% to $1.4 million for the three months ended March 31, 2002 from $1.8 million for the three months ended March 31, 2001. This decrease is due to decreased sales in the United States, Europe and Brazil.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 8% to $2.3 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001. This increase is due to an increase in the installed base of users of our software products.

Services and other. Revenues from services and other decreased 7% to $1.2 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. This decrease is largely due to customer delays in initiating contracted projects.

Cost of Revenues

Total cost of revenues was 29% and 32% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of revenues as a percentage of total revenues resulted primarily from controlling costs associated with our lower-margin services revenue for the three months ended March 31, 2002.

Operating Expenses

Research and development. Research and development expenses increased 46% to $1.6 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. We capitalized $163,100 and $221,200 of software development costs for the three months ended March 31, 2002 and 2001, respectively. Notwithstanding capitalized software costs, research and development expenses increased approximately $451,400 or 34% for the three months ended March 31, 2002. This increase is due primarily to expenditures with an outside firm, Objectiva Software Solutions, Inc., in conjunction with new product development activities.

Selling and marketing. Selling and marketing expenses decreased 18% to $1.7 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001. This decrease is due primarily to decreased commissions due to lower initial license fees.

General and administrative. General and administrative expenses decreased 33% to $744,600 for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. This decrease is primarily due to lower salary-related costs as a result of reducing the headcount in this area.

Provision for income taxes. For the three months ended March 31, 2002, we have recognized no income tax expense as a result of the loss incurred in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments totaled $7.0 million at March 31, 2002, representing 43% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

Net cash provided by operating activities increased 25% to $798,400 for the three months ended March 31, 2002 from $634,100 for the three months ended March 31, 2001. This increase is due largely to a more favorable change in operating assets and liabilities. Net cash provided by investing activities decreased 98% to $188,640 for the three months ended March 31, 2002 from $10.8 million for the three months ended March 31, 2001. This decrease is associated with the proceeds received from our 2001 sale of short-term investments in preparation for payments made in April in connection with our tender offer. Net cash used in financing activities was $2.5 million for the three months ended March 31, 2002. Net cash provided by financing activities was $6,800 for the three months ended March 31, 2001. Cash used in financing activities for the three months ended March 31, 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities leases.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $783,700 and $916,500 for the three months ended March 31, 2001 and 2002, respectively, representing 16% and 17% of our total revenues respectively.

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

We derived 65% of our initial license revenues from licenses of CompuSet and related CompuSet option products for the three months ended March 31, 2002. Our initial license fees from DLS and Electronic Document Viewing products comprised 33% and 2%, respectively, for the three months ended March 31, 2002. As a result, factors that may adversely impact the pricing of or demand for CompuSet and related products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet software and related products.

Licenses to end users in the insurance industry accounted for 60% of domestic initial license revenues. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 20% and 18% of our total revenues for the three months ended March 31, 2002 and 2001, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe. We license our products in Europe through value added resellers and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by this subsidiary were $639,000 and $649,200 for the three months ended 2002 and 2001, respectively. Net income from this subsidiary was $406,100 and $399,200 for the three months ended 2002 and 2001, respectively. In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox do Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $339,500 and $320,500 for the three months ended 2002 and 2001, respectively. In order to successfully expand export sales, we must establish additional foreign operations, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

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

In addition, the commercial market for document automation of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with such services. It is difficult to predict whether the demand for related products and services would increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering both the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected second quarter 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2002. Declines in interest rates over time will, however, reduce our interest income.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3(1)	Amended and Restated Bylaws of the Registrant.
3.4(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)
10.1(1,2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2(1,2)	1993 Stock Option Plan and Form of Agreement.
10.3(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4(1,2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8(4)	1997 Employee Stock Purchase Plan, as amended.
10.9(3)	Xerox Cooperative Marketing Agreement.
10.10(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11(4)	International Business Machines Marketing Agreement.
10.12(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13(2,5)	John L. McGannon Employment Agreement.
10.14(6)	Form of Software License and Software Support Agreement.
10.15(6)	Form of Professional Services Agreement.
10.16(6)	Form of Value Added Reseller Agreement.
10.17(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)	No current reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation (Registrant)

Date: May 10, 2002	/s/ John L. McGannon

John L. McGannon President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)