Form 10-Q
period 2002-06-30
DOCUMENT SCIENCES CORP
filed 2002-08-12
CIK 1016831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

               As of August 12, 2002, there were 3,858,553 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

Page
No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets (unaudited)	3

Consolidated statements of operations (unaudited)	4

Consolidated statements of cash flows (unaudited)	5

Notes to consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	24

PART I.   FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(See note below)

ASSETS
Current assets:
Cash and cash equivalents	$1,160,947	$3,187,229
Short-term investments	5,854,210	5,736,200
Accounts receivable, net	4,610,494	5,028,059
Due from affiliates	1,154,329	1,739,739
Unbilled revenue	369,107	400,164
Other current assets	556,190	519,163

Total current assets	13,705,277	16,610,554
Property and equipment, net	968,350	1,178,600
Computer software costs, net	1,390,319	1,143,618
Goodwill, net	724,615	724,615
Other assets	199,641	48,785

Total assets	$16,988,202	$19,706,172

LIABILITIES
Current liabilities:
Accounts payable	$262,299	$191,919
Accrued compensation	1,026,754	881,791
Other accrued liabilities	533,834	520,599
Deferred revenue	7,496,000	7,851,670
Short-term notes	—	2,128,219

Total current liabilities	9,318,887	11,574,198
Long-term notes	—	297,099
Deferred revenue	89,620	134,430
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,859	3,825
Treasury stock	(5,350)	—
Additional paid-in capital	92,324	10,781,055
Accumulated comprehensive income	10,765,794	95,514
Retained deficit	(3,276,932)	(3,179,949)

Total stockholders’ equity	7,579,695	7,700,445

Total liabilities and stockholders’ equity	$16,988,202	$19,706,172

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Initial license fees	$2,238,122	$2,136,852	$3,593,153	$3,986,532
Annual renewal license and support fees	2,359,159	2,136,036	4,655,118	4,253,066
Services and other	1,052,444	1,381,253	2,248,085	2,671,982

Total revenues	5,649,725	5,654,141	10,496,356	10,911,580
Cost of revenues:
Initial license fees	356,435	328,285	706,749	723,133
Annual renewal license and support fees	377,857	361,849	753,177	772,339
Services and other	665,449	704,503	1,343,128	1,582,659

Total cost of revenues	1,399,741	1,394,637	2,803,054	3,078,131

Gross margin	4,249,984	4,259,504	7,693,302	7,833,449
Operating expenses:
Research and development	1,165,428	958,466	2,791,941	2,075,478
Selling and marketing	1,774,965	1,732,740	3,451,577	3,777,598
General and administrative	871,844	867,690	1,616,406	1,984,172

Total operating expenses	3,812,237	3,558,896	7,859,924	7,837,248

Income (loss) from operations	437,747	700,608	(166,622)	(3,799)
Interest and other income, net	54,196	22,880	69,639	375,705

Income (loss) before income taxes	491,943	723,488	(96,983)	371,906
Provision for income taxes	—	—	—	—

Net income (loss)	$491,943	$723,488	$(96,983)	$371,906

Net income (loss) per share—basic	$0.13	$0.19	$(0.03)	$0.05

Weighted average shares used in basic calculation	3,848,496	3,740,802	3,848,594	7,299,997

Net income (loss) per share—diluted	$0.12	$0.19	$(0.03)	$0.05

Weighted average shares used in diluted calculation	4,231,783	3,815,846	3,848,594	7,373,010

See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,

	2002	2001

Operating activities
Net income (loss)	$(96,983)	$371,906
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	255,069	349,887
Amortization of goodwill	—	35,062
Loss on disposal of fixed assets	22,970	30,918
Amortization of computer software costs	531,043	456,084
Provision for doubtful accounts	(95,127)	(503,625)
Changes in operating assets and liabilities:
Accounts receivable	514,158	1,368,988
Due from affiliates	647,968	139,740
Unbilled revenue	31,057	269,428
Other assets	(183,449)	103,310
Accounts payable	70,027	(196,974)
Accrued compensation	143,888	(233,060)
Other accrued liabilities	32,142	(163,065)
Deferred revenue	(405,968)	(1,489,358)

Net cash provided by operating activities	1,466,795	539,241
Investing activities
Purchases of short-term investments	(1,831,010)	(2,192,229)
Sales of short-term investments	—	10,506,145
Maturities of short-term investments	1,713,000	1,100,000
Purchases of property and equipment	(71,628)	(107,890)
Proceeds from disposal of assets	6,644	1,970
Unrealized gains (losses) on securities	(65,335)	74,504
Additions to computer software costs	(777,744)	(543,217)

Net cash provided by (used in) investing activities	(1,026,073)	8,839,283
Financing activities
Reduction of debt	(2,451,170)	—
Purchase of treasury stock	(110,574)	(11,999,982)
Sale of treasury stock	61,231	52,073
Issuance of common stock	28,766	7,224

Net cash used in financing activities	(2,471,747)	(11,940,685)

Decrease in cash and cash equivalents	(2,031,025)	(2,562,161)
Effect of foreign currency on cash	4,743	(20,573)
Cash and cash equivalents at beginning of period	3,187,229	4,768,520

Cash and cash equivalents at end of period	$1,160,947	$2,185,786

Supplemental disclosure of cash flow information:
Interest paid	$171,970	$—

See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
June 30, 2002

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 2001 have been reclassified to conform with the 2002 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2001 Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Our goodwill was recorded on May 7, 1997, and had been amortized on a straight-line basis over 15 years. On January 1, 2002, we adopted FAS 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Pursuant to this adoption, we reassessed the underlying value of our goodwill by analyzing future net cash flows and determined that no adjustment to the carrying value was required. We amortized $17,500 and $35,000 for the three and six months ended June 30, 2001.

Note B—Transactions with Affiliates

We have distribution agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in Europe, Australia, Canada and Latin America. The terms of the distribution agreements provide that these affiliates receive a discount from the list price of our licensed products and annual license fees. We also have agreements with Xerox affiliates providing the non-exclusive right to sub-license our software in the United States. Revenues from these affiliates, net of discounts, were $1.0 million and $897,500 for the three months ended June 30, 2002 and 2001, respectively, and $1.8 million for the six-month periods ended June 30, 2002 and 2001. Included in accounts receivable are $1.2 million and $1.4 million from these affiliates at June 30, 2002 and 2001, respectively.

Note C—Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, “Earnings per Share” (EPS). Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Weighted average common shares outstanding used in basic EPS calculation	3,848,496	3,740,802	3,848,594	7,299,997
Effect of dilutive stock options	383,287	75,044	0	73,013

Shares used in diluted EPS calculation	4,231,783	3,815,846	3,848,594	7,373,010

Note D—Sales Commitments

In 1999, we began selectively licensing software to a subset of our customers for non-cancelable three-year terms. Where we provide extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognize license revenue when invoices come due, as SOP 97-2 precludes us from recognizing the portion of these licenses that is not currently due from the customer. Amounts not currently due from customers on these agreements are not reflected on our Balance Sheet and are identified below. In 2002, we have not licensed any software in this manner and are not likely to make significant additions.

We also began signing customers to non-cancelable three-year maintenance agreements, which we recognize ratably over the service period. As we invoice these agreements, the amounts are recorded initially to Deferred Revenue. Amounts to be invoiced are not reflected on our Balance Sheet and are identified below.

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at June 30, 2002:

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1999	$841,030	$2,925,517	$3,766,547
2000 additions	66,329	3,171,475	3,237,804
Invoiced and included in Deferred Revenue	(419,295)	(2,674,323)	(3,093,618)

Balances at December 31, 2000	488,064	3,422,669	3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in Deferred Revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
First quarter additions	—	997,980	997,980
Invoiced and included in Deferred Revenue	(27,141)	(698,493)	(725,634)

Balances at March 31, 2002	—	3,359,967	3,359,967
Second quarter additions	—	1,177,538	1,177,538
Invoiced and included in Deferred Revenue	—	(736,033)	(736,033)

Balances at June 30, 2002	$—	$3,801,472	$3,801,472

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

We make forward-looking statements in this Quarterly Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the market for document automation software;

•	market acceptance of our existing products and introduction of new products and enhancements to existing products;

•	continued profitability of our professional services;

•	maintaining our relationships with Xerox;

•	possible transfer of the listing of our shares to the Nasdaq SmallCap Market; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2001 Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in reports we file with the Securities and Exchange Commission.

Overview

We develop, market and support a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares of Xerox in April 2001, Xerox’s ownership interest has been reduced to less than 20%.

Critical Accounting Policies

The financial results that we report are impacted by the application of several accounting policies that require us to make subjective and complex judgments. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe the following represent our critical accounting policies:

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

We work in conjunction with our established value added resellers (VARs), with whom we have formal contracts defining the rights and obligations of the parties, to license software to end-users. We license software to our VARs, less a discount, from a fixed price list. We require a binding purchase order as evidence of an unconditional order from our VARs, with no rights of return or acceptance. License revenue from our VARs is recognized when software is licensed to an end user.

Annual renewal license and support fees (ALF) are recognized ratably over the contract period. Included in our ALF are unspecified maintenance releases. Our contracts do not provide for specific upgrades. Our standard contracts do not provide for rights of return or conditions of acceptance; however, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained. We believe this approach to revenue recognition, when acceptance criteria exist, would not result in materially different amounts being reported under different conditions or using different assumptions.

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

Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter and we may sustain losses as a result. Since revenue may not be recognized in the same quarter as when shipment occurs and if such fixed expenses are incurred before we recognize these revenues, our operating results would be materially adversely affected.

Computer Software Costs. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. After technological feasibility has been established, direct production costs, including programming and testing, are capitalized until general release of the product.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. At the end of each reporting period, we perform a rigorous review of outstanding balances by customer and invoice. We utilize statistical and account specific analysis to determine the adequacy of our reserve, as well as comparing balances to historical losses. If our assumptions or analysis is incorrect, our operating results for future periods may be adversely affected.

Valuation Allowance for Net Deferred Tax Assets. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, we had net deferred tax assets of $2.2 million. However, we believe realization of these assets is currently considered uncertain due to the uncertainty of future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. Also, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. Due to the uncertainty of realizing these deferred tax assets we have recognized a valuation allowance of $2.2 million for net deferred tax assets.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Initial license fees	40%	38%	34%	37%
Annual renewal license and support fees	42	38	44	39
Services and other	18	24	22	24

Total revenues	100%	100%	100%	100%
Cost of revenues:
Initial license fees	6%	6%	7%	7%
Annual renewal license and support fees	7	6	7	7
Services and other	12	13	13	14

Total cost of revenues	25%	25%	27%	28%

Gross profit	75%	75%	73%	72%
Operating expenses:
Research and development	21%	17%	27%	19%
Selling and marketing	31	31	33	35
General and administrative	15	15	15	18

Total operating expenses	67%	63%	75%	72%

Income (loss) from operations	8%	12%	(2)%	0%
Interest and other income, net	1	1	1	3

Income (loss) before income taxes	9%	13%	(1)%	3%
Provision for income taxes	0	0	0	0

Net income (loss)	9%	13%	(1)%	3%

Revenues

Total revenues decreased 0.1% to $5.6 million for the three months ended June 30, 2002 from $5.7 million for the three months ended June 30, 2001 and decreased 4% to $10.5 million for the six months ended June 30, 2002 from $10.9 million for the six months ended June 30, 2001.

Sales Channels. We sell our products largely through a direct sales force domestically and through value added resellers (VARs) internationally, with the majority of international revenue being derived from Xerox-related entities as discussed below. Revenues from export sales and sales through our foreign subsidiary increased 12% to $1.2 million for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001, and increased 7% to $2.2 million for the six months ended June 30, 2002 from $2.1 million for the six months ended June 30, 2001. These increases are the result of higher revenues in Europe and Australia. Revenues from export sales were 22% and 19% of total revenues for the three months ended June 30, 2002 and 2001, respectively, and 21% and 19% of total revenues for the six months ended June 30, 2002 and 2001, respectively.

We maintain VAR agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such agreements related to the licensing, maintenance and support of our products increased 11% to $937,000 for the three months ended June 30, 2002 from $846,500 for the three months ended June 30, 2001, and increased 5% to $1.7 million for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001. These increases are the result of higher revenues in Europe and Australia.

Initial license fees. Initial license fee revenues increased 5% to $2.2 million for the three months ended June 30, 2002 from $2.1 million for the three months ended June 30, 2001, and decreased 10% to $3.6 million for the six months ended June 30, 2002 from $4.0 million for the six months ended June 30, 2001. The increase for the three-month period is due to increased revenues in Europe, the United States and Australia. The decrease for the six-month period is due to lower revenue in the United States, Brazil and Canada.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 10% to $2.4 million for the three months ended June 30, 2002 from $2.1 for the three months ended June 30, 2001, and increased 9% to $4.7 million for the six months ended June 30, 2002 from $4.3 million for the six months ended June 30, 2001. These increases are due to regular increases in renewal fees and the installed base of users of our software products.

Services and other. Revenues from services and other decreased 24% to $1.1 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001, and decreased 16% to $2.2 million for the six months ended June 30, 2002 from $2.7 million for the six months ended June 30, 2001. These decreases are largely due to customer delays in initiating contracted projects.

Cost of Revenues

Total cost of revenues was 25% of total revenues for each of the three months ended June 30, 2002 and 2001, and 27% and 28% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in cost of revenues as a percentage of total revenues resulted primarily from controlling costs associated with our lower-margin services revenue.

Operating Expenses

Research and development. Research and development expenses increased 22% to $1.2 million for the three months ended June 30, 2002 from $958,500 for the three months ended June 30, 2001, and increased 35% to $2.8 million for the six months ended June 30, 2002 from $2.1 million for the six months ended June 30, 2001. We capitalized $614,700 and $322,000 of software development costs for the three months ended June 30, 2002 and 2001, respectively, and $777,700 and $543,200 for the six months ended June 30, 2002 and 2001, respectively. Notwithstanding capitalized software costs, research and development expenses increased approximately $499,700 or 39% for the three months ended June 30, 2002 and increased approximately $951,000 or 36% for the six months ended June 30, 2002. These increases are due primarily to expenditures associated with new product development activities, including expenditures with an outside firm, Objectiva Software Solutions, Inc., pursuant to the Development Services and Referral Agreement we entered into in January 2002.

Selling and marketing. Selling and marketing expenses increased 2% to $1.8 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001, and decreased 9% to $3.5 million for the six months ended June 30, 2002 from $3.8 million for the six months ended June 30, 2001. The increase for the three-month period is due primarily to increased commissions due to higher initial license fees. The decrease for the six-month period is due primarily to lower salary related costs associated with reduced headcount and intercompany transfers.

General and administrative. General and administrative expenses increased .5% to $871,800 for the three months ended June 30, 2002 from $867,700 for the three months ended June 30, 2001, and decreased 19% to $1.6 million for the six months ended June 30, 2002 from $2.0 million for the six months ended June 30, 2001. The decrease for the six-month period is due primarily to lower salary-related costs as a result of reducing our headcount.

Provision for income taxes. For the six months ended June 30, 2002, we did not recognize any income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments totaled $7.0 million at June 30, 2002, representing 41% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

Net cash provided by operating activities increased 172% to $1.5 million for the six months ended June 30, 2002 from $539,200 for the six months ended June 30, 2001. This increase is due largely to a more favorable change in operating assets and liabilities.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2002. Net cash provided by investing activities was $8.8 million for the six months ended June 30, 2001. Cash used in investing activities for the six months ended June 30, 2002 related primarily to the capitalization of computer software costs. Cash provided by investing activities for the six months ended June 30, 2001 related primarily to proceeds received from our 2001 sale of short-term investments in preparation for payments made in April 2001 in connection with our tender offer in which we purchased 6,000,000 shares of our common stock for approximately $12 million.

Net cash used in financing activities decreased 79% to $2.5 million for the six months ended June 30, 2002 from $11.9 million for the six months ended June 30, 2001. Cash used in financing activities for the six months ended June 30, 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer. Cash used in financing activities for the six months ended June 30, 2001 represented the cash portion of our 2001 tender offer.

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

Certain Factors Affecting Document Sciences Corporation

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our common stock or other securities is cautioned to carefully consider these factors. If any of the following risks actually occur, our business, results of future operations and financial condition could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

We may not be able to continue listing our common stock on The Nasdaq National Market which could cause the market price of our stock to decline.

Our stock is currently listed on The Nasdaq National Market. On November 1, 2002, a new standard requiring us to have a minimum of $10 million of stockholder’s equity to continue listing our shares of common stock on The Nasdaq National Market becomes effective. Currently, we fail to satisfy this new requirement. If we are notified by Nasdaq that we fail to meet its continued listing requirements, we will either take appropriate action to comply with the requirement or seek to transfer the listing of our shares to the Nasdaq SmallCap Market. We can not assure you that if we fail to satisfy any of the The Nasdaq National Market’s continued listing standards, we will be able to take steps necessary to gain compliance with them.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.8 million for the six-month periods ended June 30, 2002 and 2001, representing 17% of our total revenues for both those periods.

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

The market for our document automation products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations and direct competition from numerous software vendors, including Docucorp International, Inc., Metavante Corporation, Group 1 Software, Inc., Exstream Software, Inc. and InSystems Technologies, Inc. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

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

We derived 69% and 30% of our initial license revenues for the six months ended June 30, 2002 from our CompuSet and DLS product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet and DLS software and related products.

Licenses to end users in the insurance, finance and print service industries accounted for 92% of domestic initial license revenues for the six months ended June 30, 2002. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet and DLS products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 22% and 19% of our total revenues for the three months ended June 31, 2002 and 2001, respectively, and 21% and 19% of our total revenues for the six months ended June 30, 2002 and 2001, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, for which they receive an agent fee. We license our products in Europe through VARs and to a much lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by the activities of this subsidiary were $829,300 and $582,600 for the three months ended June 30, 2002 and 2001, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively.

In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox do Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $390,600 and $508,700 for the three months ended June 30, 2002 and 2001, respectively, and $730,100 and $829,200 for the six months ended June 30, 2002 and 2001, respectively.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected third quarter 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2002. Declines in interest rates over time will, however, reduce our interest income.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, we may become involved in legal proceedings from time to time. During the six-month period ending June 30, 2002, we were not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on April 23, 2002, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

John L. McGannon	3,104,066	131,544
Thomas L. Ringer	2,860,296	375,314
James J. Costello	2,930,277	305,333
Barton L. Faber	2,953,641	281,969
Colin J. O’Brien	2,933,327	302,283

The following proposals were voted on at our Annual Meeting:

		Affirmative	Negative		Broker
		Votes	Votes	Abstain	Non-votes

1.	Proposal to approve the reservation of an additional 300,000 shares of our Common Stock for issuance under our 1997 Employee Stock Purchase Plan	553,002	1,112,821	100	1,569,687

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002	3,178,355	19,813	37,442	0

ITEM 5.   OTHER INFORMATION

Minimum Advance Notice of Stockholder Proposals. Document Sciences stockholders are advised that we must be notified at least 120 days prior to the month and day of mailing the prior year’s proxy statement (April 1, 2002) of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholders has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the 2003 annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit
Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

4.2	(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.

10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.

10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.

10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.

10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.

10.8	(4)	1997 Employee Stock Purchase Plan, as amended.

10.9	(3)	Xerox Cooperative Marketing Agreement.

10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.

10.11	(4)	International Business Machines Marketing Agreement.

10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.13	(2, 5)	John L. McGannon Employment Agreement.

10.14	(6)	Form of Software License and Software Support Agreement.

10.15	(6)	Form of Professional Services Agreement.

10.16	(6)	Form of Value Added Reseller Agreement.

10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

99.1		Certification of CEO/CFO Pursuant to Section 90b of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)	Reports on Form 8-K.

           No current reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: August 12, 2002	/s/ John L. McGannon John L. McGannon President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description	Page

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

4.2	(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.

10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.

10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.

10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.

10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.

10.8	(4)	1997 Employee Stock Purchase Plan, as amended.

10.9	(3)	Xerox Cooperative Marketing Agreement.

10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.

10.11	(4)	International Business Machines Marketing Agreement.

10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.13	(2, 5)	John L. McGannon Employment Agreement.

10.14	(6)	Form of Software License and Software Support Agreement.

10.15	(6)	Form of Professional Services Agreement.

10.16	(6)	Form of Value Added Reseller Agreement.

10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

99.1		Certification of CEO/CFO Pursuant to Section 90b of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.