Form 10-Q
period 2002-09-30
DOCUMENT SCIENCES CORP
filed 2002-10-31
CIK 1016831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

As of October 31, 2002, there were 3,858,553 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(See note
		below)
ASSETS
Current assets:
Cash and cash equivalents	$1,848,758	$3,187,229
Short-term investments	5,880,088	5,736,200
Accounts receivable, net	4,804,575	5,028,059
Due from affiliates	1,188,467	1,739,739
Unbilled revenue	197,606	400,164
Other current assets	559,623	519,163

Total current assets	14,479,117	16,610,554
Property and equipment, net	876,896	1,178,600
Computer software costs, net	1,536,795	1,143,618
Goodwill, net	724,615	724,615
Other assets	197,127	48,785

Total assets	$17,814,550	$19,706,172

LIABILITIES
Current liabilities:
Accounts payable	$174,985	$191,919
Accrued compensation	1,177,908	881,791
Other accrued liabilities	403,810	520,599
Deferred revenue	7,882,967	7,851,670
Short-term notes	—	2,128,219

Total current liabilities	9,639,670	11,574,198
Long-term notes	—	297,099
Deferred revenue	67,215	134,430
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,859	3,825
Treasury stock	(41,617)	—
Additional paid-in capital	10,765,794	10,781,055
Accumulated comprehensive income	105,530	95,514
Retained deficit	(2,725,901)	(3,179,949)

Total stockholders’ equity	8,107,665	7,700,445

Total liabilities and stockholders’ equity	$17,814,550	$19,706,172

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Initial license fees	$2,730,381	$1,444,013	$6,323,534	$5,430,545
Annual renewal license and support fees	2,438,126	2,256,345	7,093,244	6,509,411
Services and other	826,523	1,332,051	3,074,608	4,004,033

Total revenues	5,995,030	5,032,409	16,491,386	15,943,989
Cost of revenues:
Initial license fees	544,547	315,468	1,251,296	1,038,601
Annual renewal license and support fees	399,363	333,446	1,152,540	1,105,785
Services and other	619,533	688,940	1,962,661	2,271,599

Total cost of revenues	1,563,443	1,337,854	4,366,497	4,415,985

Gross margin	4,431,587	3,694,555	12,124,889	11,528,004
Operating expenses:
Research and development	1,190,777	1,345,906	3,982,718	3,421,384
Selling and marketing	2,028,392	1,505,640	5,479,969	5,283,238
General and administrative	693,235	676,210	2,309,641	2,660,382

Total operating expenses	3,912,404	3,527,756	11,772,328	11,365,004

Income from operations	519,183	166,799	352,561	163,000
Interest and other income, net	31,848	29,319	101,487	405,024

Income before income taxes	551,031	196,118	454,048	568,024
Provision for income taxes	—	—	—	—

Net income	$551,031	$196,118	$454,048	$568,024

Net income per share—basic	$0.14	$0.05	$0.12	$0.09

Weighted average shares used in basic calculation	3,838,704	3,791,668	3,845,297	6,130,554

Net income per share—diluted	$0.13	$0.05	$0.11	$0.09

Weighted average shares used in diluted calculation	4,199,673	4,320,342	4,279,343	6,315,147

See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities
Net income	$454,048	$568,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384,129	524,273
Amortization of goodwill	—	52,593
Loss on disposal of fixed assets	36,860	30,918
Amortization of computer software costs	992,934	673,957
Provision for doubtful accounts	(110,577)	(591,828)
Changes in operating assets and liabilities:
Accounts receivable	334,495	2,116,430
Due from affiliates	581,711	(347,216)
Unbilled revenue	202,558	119,978
Other assets	(186,073)	(31,801)
Accounts payable	(16,915)	(217,733)
Accrued compensation	295,715	(323,983)
Other accrued liabilities	(94,442)	(12,602)
Deferred revenue	(38,632)	(612,077)

Net cash provided by operating activities	2,835,811	1,948,933
Investing activities
Purchases of short-term investments	(2,451,888)	(3,508,702)
Sales of short-term investments	—	11,014,139
Maturities of short-term investments	2,308,000	1,850,000
Purchases of property and equipment	(124,899)	(121,442)
Proceeds from disposal of assets	7,044	1,970
Unrealized gains (losses) on securities	(25,230)	107,889
Additions to computer software costs	(1,386,111)	(677,545)

Net cash provided by (used in) investing activities	(1,673,084)	8,666,309
Financing activities
Reduction of debt	(2,451,170)	—
Purchase of treasury stock	(146,841)	(12,015,774)
Sale of treasury stock	61,231	52,073
Issuance of common stock option exercise of options	28,766	11,985

Net cash used in financing activities	(2,508,014)	(11,951,716)

Decrease in cash and cash equivalents	(1,345,287)	(1,336,474)
Effect of foreign currency on cash	6,816	(18,416)
Cash and cash equivalents at beginning of period	3,187,229	4,768,520

Cash and cash equivalents at end of period	$1,848,758	$3,413,630

Supplemental disclosure of cash flow information:
Issuance of promissory notes in connection with purchase of treasury stock	$—	$2,279,200

Interest paid	$171,970	$—

See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts for 2001 have been reclassified to conform with the 2002 presentation. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto, together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2001 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Our goodwill was recorded on May 7, 1997, and had been amortized on a straight-line basis over 15 years. On January 1, 2002, we adopted FAS 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Pursuant to this adoption, we reassessed the underlying value of our goodwill by analyzing future net cash flows and determined that no adjustment to the carrying value was required. We amortized $17,500 and $52,500 of goodwill for the three and nine months ended September 30, 2001.

Note B—Transactions with Affiliates

We have distribution agreements with affiliates of Xerox Corporation providing for the non-exclusive right to sub-license our software in Europe, Australia, Canada and Latin America. The terms of the distribution agreements provide that these affiliates receive a discount from the list price of our licensed products and annual license fees. We also have agreements with affiliates of Xerox Corporation providing for the non-exclusive right to sub-license our software in the United States. Revenues from these affiliates, net of discounts, were $1.3 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively, and $3.1 million and $2.9 million for the nine months ended

DOCUMENT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

September 30, 2002 and 2001, respectively. Included in accounts receivable are $1.2 million and $2.0 million from these affiliates at September 30, 2002 and 2001, respectively.

Note C—Net Income Per Share

We present our earnings per share information in accordance with FAS No. 128, Earnings per Share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended

	September	September	September	September
	30, 2002	30, 2001	30, 2002	30, 2001

Weighted average common shares outstanding used in basic EPS calculation	3,838,704	3,791,668	3,845,297	6,130,554
Effect of dilutive stock options	360,969	528,674	434,046	184,593

Shares used in diluted EPS calculation	4,199,673	4,320,342	4,279,343	6,315,147

Note D—Sales Commitments

Beginning in 1999 through December 31, 2001, we selectively licensed software to a subset of our customers for non-cancelable three-year terms. Where we provided extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognized license revenue when invoices came due, as SOP 97-2 precluded us from recognizing the portion of these licenses that was not currently due from the customer. In 2002, we have not licensed any software in this manner and are not likely to license our software in the future in this manner.

We also began signing customers to non-cancelable three-year maintenance agreements, which we recognize ratably over the service period. Amounts to be invoiced are not initially reflected on our Balance Sheet and are identified below. As we invoice against these agreements, the invoiced amounts are recorded first to Deferred Revenue and are then recognized as revenue ratably over the service period.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at September 30, 2002:

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1999	$841,030	$2,925,517	$3,766,547
2000 additions	66,329	3,171,475	3,237,804
Invoiced and included in Deferred Revenue	(419,295)	(2,674,323)	(3,093,618)

Balances at December 31, 2000	488,064	3,422,669	3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in Deferred Revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
First quarter additions	—	997,980	997,980
Invoiced and included in Deferred Revenue	(27,141)	(698,493)	(725,634)

Balances at March 31, 2002	—	3,359,967	3,359,967
Second quarter additions	—	1,177,538	1,177,538
Invoiced and included in Deferred Revenue	—	(736,033)	(736,033)

Balances at June 30, 2002	—	3,801,472	3,801,472
Third quarter additions	—	278,847	278,847
Invoiced and included in Deferred Revenue	—	(1,200,356)	(1,200,356)

Balances at September 30, 2002	$—	$2,879,963	$2,879,963

Revenue from the current unrecognized revenue backlog will be recognized by the end of the 2nd quarter of 2006.

Note E—Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121, however it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance in differentiating between assets held and used, held for sale and held for disposal other than by sale. This Statement was required to be adopted by companies for fiscal years beginning after December 15, 2001. We adopted this Statement effective January 1, 2002. There was no impact on our consolidated financial statements as a result of the adoption of this Statement.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application

DOCUMENT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

encouraged. We will adopt SFAS No. 146 effective January 1, 2003. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

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

Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2001 Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of that statement. We assume no obligation to update these forward-looking statements.

Overview

We develop, market and support a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares of Document Sciences owned by Xerox in April 2001, Xerox’s ownership interest has been reduced to less than 20%.

Critical Accounting Policies

The financial results that we report are impacted by the application of several accounting policies that require us to make subjective and complex judgments. We are required to estimate the effect of matters that are inherently uncertain. Changes in our estimates or judgments could materially impact our results of operations, financial condition and cash flows in future years. We believe that the following represent our critical accounting policies:

Revenue Recognition. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, and SAB No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

We consider our anticipated revenue levels when making decisions about our operating expenses. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result. Since revenue may not be recognized in the same quarter as when shipment occurs and if such fixed expenses are incurred before we recognize revenues for these shipments, our operating results would be materially adversely affected.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. At the end of each reporting period, we perform a rigorous review of outstanding balances by customer and invoice. We utilize statistical and account specific analysis to determine the adequacy of our reserve, as well as comparing balances to historical losses. If our assumptions or analysis are incorrect, our operating results for future periods may be adversely affected.

Valuation Allowance for Net Deferred Tax Assets. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, we had net deferred tax assets of $2.2 million. However, we believe realization of these assets is currently considered uncertain due to the uncertainty of future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. Also, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. Due to the uncertainty of realizing these deferred tax assets, we have recognized a valuation allowance of $2.2 million for net deferred tax assets.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Initial license fees	45%	29%	38%	34%
Annual renewal license and support fees	41	44	43	41
Services and other	14	27	19	25

Total revenues	100%	100%	100%	100%
Cost of revenues:
Initial license fees	9%	6%	7%	7%
Annual renewal license and support fees	7	7	7	7
Services and other	10	14	12	14

Total cost of revenues	26%	27%	26%	28%

Gross profit	74%	73%	74%	72%
Operating expenses:
Research and development	20%	27%	24%	21%
Selling and marketing	34	30	34	33
General and administrative	11	13	14	17

Total operating expenses	65%	70%	72%	71%

Income from operations	9%	3%	2%	1%
Interest and other income, net	0	1	1	3

Income before income taxes	9%	4%	3%	4%
Provision for income taxes	0	0	0	0

Net income	9%	4%	3%	4%

Revenues

Total revenues increased 19% to $6.0 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001 and increased 3% to $16.5 million for the nine months ended September 30, 2002 from $15.9 million for the nine months ended September 30, 2001.

Sales Channels. We sell our products largely through a direct sales force domestically and through value added resellers (VARs) internationally, with the majority of international revenue being derived from Xerox affiliates as discussed below. Revenues from export sales and sales through our foreign subsidiary increased 17% to $1.5 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001, and increased 11% to $3.7 million for the nine months ended September 30, 2002 from $3.3 million for the nine months ended September 30, 2001. These increases are the result of higher revenues in Europe and Canada. Revenues from export sales were 25% of total revenues for each of the three months ended September 30, 2002 and 2001, and 22% and 21% of total revenues for the nine months ended September 30, 2002 and 2001, respectively.

We maintain VAR agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such agreements related to the licensing, maintenance and support of our products increased 22% to $1.2 for the three months ended September 30, 2002 from $974,000 for the three months ended September 30, 2001, and increased 11% to $2.8 million for the nine months ended September 30, 2002 from $2.6 million for the nine months ended September 30, 2001. These increases are the result of higher revenues in Europe and Canada.

Initial license fees. Initial license fee revenues increased 89% to $2.7 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001, and increased 16% to $6.3 million for the nine months ended September 30, 2002 from $5.4 million for the nine months ended September 30, 2001. These increases are mainly due to increased revenues in the United States, Europe and Canada. Additionally, 2002 initial license fees have benefited from several contracts where customers extended their relationship with us following the expiration of their three-year contracts. Such contract extensions totaled $1.6 million for the first nine months of 2002. Because we have de-emphasized three-year term agreements, it is expected that the revenue from such extensions will decline significantly in 2003.

Annual renewal license and support fees. Revenues from annual renewal license and support fees increased 8% to $2.4 million for the three months ended September 30, 2002 from $2.3 for the three months ended September 30, 2001, and increased 9% to $7.1 million for the nine months ended September 30, 2002 from $6.5 million for the nine months ended September 30, 2001. These increases are due to regular increases in renewal fees and the installed base of users of our software products.

Services and other. Revenues from services and other decreased 38% to $826,500 for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001, and decreased 23% to $3.1 million for the nine months ended September 30, 2002 from $4.0 million for the nine months ended September 30, 2001. These decreases are largely due to customer delays in initiating contracted projects, as well as the mix of software being licensed which has required fewer services.

Cost of Revenues

Total cost of revenues was 26% and 27% of total revenues for each of the three months ended September 30, 2002 and 2001, and 26% and 28% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of revenues as a percentage of total revenues resulted primarily from controlling costs associated with our lower-margin services revenue.

Operating Expenses

Research and development. Research and development expenses decreased 12% to $1.2 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001, and increased 16% to $4 million for the nine months ended September 30, 2002 from $3.4 million for the nine months ended September 30, 2001. We capitalized $608,400 and $134,300 of software development costs for the three months ended September 30, 2002 and 2001, respectively, and $1.4 million and $677,500 for the nine months ended September 30, 2002 and 2001, respectively. Notwithstanding capitalized software costs, research and development expenditures increased approximately $319,000 or 21% for the three months ended September 30, 2002 and increased approximately $1.3 million or 30% for the nine months ended September 30, 2002. These increases are due primarily to expenditures associated with new product development activities, including expenditures with an outside firm, Objectiva Software Solutions, Inc., pursuant to the Development Services and Referral Agreement entered into in January 2002.

Selling and marketing. Selling and marketing expenses increased 35% to $2 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001, and increased 4% to $5.5 million for the nine months ended September 30, 2002 from $5.3 million for the nine months ended September 30, 2001. These increases are due primarily to increased personnel costs, as well as higher trade show and travel costs.

General and administrative. General and administrative expenses increased 3% to $693,200 for the three months ended September 30, 2002 from $676,200 for the three months ended September 30, 2001, and decreased 13% to $2.3 million for the nine months ended September 30, 2002 from $2.7 million for the nine months ended September 30, 2001. The decrease for the nine-month period is due primarily to lower salary-related costs as a result of reducing the number of our personnel, as well as lower outside consultant and professional fees.

Provision for income taxes. For the nine months ended September 30, 2002, we did not recognize any income tax expense as a result of the utilization of the net operating loss carryforward generated in 1998.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments totaled $7.7 million at September 30, 2002, representing 43% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

Net cash provided by operating activities increased 46% to $2.8 million for the nine months ended September 30, 2002 from $1.9 million for the nine months ended September 30, 2001. This increase is due largely to a more favorable change in operating assets and liabilities.

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2002. Net cash provided by investing activities was $8.7 million for the nine months ended September 30, 2001. Cash used in investing activities for the nine months ended September 30, 2002 related primarily to the capitalization of computer software costs. Cash provided by investing activities for the nine months ended September 30, 2001 related primarily to proceeds received from our 2001 sale of short-term investments in preparation for payments made in April 2001 in connection with our tender offer in which we purchased 6,000,000 shares of our common stock for approximately $12 million.

Net cash used in financing activities decreased 79% to $2.5 million for the nine months ended September 30, 2002 from $12.0 million for the nine months ended September 30, 2001. Cash used in financing activities for the nine months ended September 30, 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer. Cash used in financing activities for the nine months ended September 30, 2001 reflected the cash portion of our 2001 tender offer.

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

Our stock is currently listed on The Nasdaq National Market. Effective November 1, 2002, a new Nasdaq National Market listing standard requires us to have a minimum of $10 million of stockholder’s equity to continue listing our shares of common stock on the Nasdaq National Market. Currently, we fail to satisfy this new requirement. If we are notified by Nasdaq that we fail to meet its continued listing requirements, we will either take appropriate action to comply with the requirement or seek to transfer the listing of our shares to the Nasdaq SmallCap Market. We can not assure you that if we fail to satisfy any of the The Nasdaq National Market’s continued listing standards, we will be able to take steps necessary to gain compliance with them.

Further, if our common stock were delisted from the Nasdaq National Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq National Market as well as the potential loss of confidence by suppliers, customers and employees, the potential loss of future analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. There can be no assurance that we will be able to maintain our listing on the Nasdaq National Market.

Our quarterly results fluctuate significantly, and we may not be able to grow our business.

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Our revenues and operating results are difficult to forecast, and our future results will depend upon many factors, including the following:

•	the demand for our products;

•	the level of product competition and price competition;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force and indirect distribution channels;

•	the timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	the activities of and acquisitions by our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and to control costs; and

•	general domestic and international economic conditions.

Our initial license fee revenues mainly depend on when orders are received and shipped. However, because of our sales model, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result. If such expenses precede increased revenues, our operating results would be materially adversely affected.

As a result of these factors, results from operations for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. Accordingly, you should not rely upon them as an indication of our future performance. Furthermore, our operating results in some future quarter may fall below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely be materially adversely affected.

We currently derive a significant portion of our revenues from relationships with Xerox.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.1 million and $2.9 million for the nine months ended September 30, 2002 and 2001, respectively, representing 19% and 18% of our total revenues respectively.

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

Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now are or in the future may become our competitors. There can be no assurance that Xerox or one of its affiliated companies will not engage in business that directly competes with us. In addition, Xerox has ongoing internal development activities that could in the future lead to products that compete with us. Xerox could in the future expand these relationships or enter into additional ones, and as a result our business could be materially adversely affected.

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

The market for our document automation products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations and direct competition from numerous software vendors, including Docucorp International, Inc., Metavante Corporation, Group 1 Software, Inc., Exstream

Software Inc. and InSystems Technologies, Inc. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

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

We derived 72% and 27% of our initial license revenues for the nine months ended September 30, 2002 from our CompuSet and DLS product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet and DLS software and related products.

Licenses to end users in the insurance, finance and print service industries accounted for 95% of domestic initial license revenues for the nine months ended September 30, 2002. Our future success will depend on our ability to continue to successfully market our products in this and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet and DLS products and related services. Our failure to do so would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 25% of our total revenues for each of the three months ended September 30, 2002 and 2001, and 22% and 21% of our total revenues for the nine months ended September 30, 2002 and 2001, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, for which they receive an agent fee. We license our products in Europe through VARs and to a much lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by the activities of this subsidiary were $849,700 and $705,300 for the three months ended September 30, 2002 and 2001, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively.

In Australia, Canada and Brazil we distribute our products through Fuji Xerox Co., Ltd., Xerox Canada, Ltd. and Xerox do Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $651,000 and $572,300 for the three months ended September 30, 2002 and 2001, respectively, and $1.4 million for each of the nine months ended September 30, 2002 and 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected third quarter 2002 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2002. Declines in interest rates over time will, however, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days before the date of this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Document Sciences required to be included in our periodic SEC filings.

Changes in Internal Controls

We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become involved in legal proceedings from time to time. During the nine-month period ending September 30, 2002, we were not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

ITEM 5. OTHER INFORMATION

Pre-Approval of Non-Audit Services

Our Audit Committee did not pre-approve any non-audit services by our independent auditors during the period covered by this quarterly report on Form 10-Q.

Minimum Advance Notice of Stockholder Proposals

Document Sciences stockholders are advised that we must be notified at least 120 days prior to the month and day of mailing the prior year’s proxy statement (April 1, 2002) of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholders has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority if the proposal is raised at the 2003 annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit
Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3	(1)	Amended and Restated Bylaws of the Registrant.
3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1	(1)	Specimen Stock Certificate.
4.2	(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)
10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.
10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended and restated.
10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8	(4)	1997 Employee Stock Purchase Plan, as amended and restated.
10.9	(3)	Xerox Cooperative Marketing Agreement.
10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11	(4)	International Business Machines Marketing Agreement.
10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13	(2, 5)	John L. McGannon Employment Agreement.
10.14	(6)	Form of Software License and Software Support Agreement.
10.15	(6)	Form of Professional Services Agreement.
10.16	(6)	Form of Value Added Reseller Agreement.
10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
99.1		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)	Reports on Form 8-K.

No current reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: October 31, 2002	/s/ John L. McGannon

John L. McGannon President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, John L. McGannon, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Document Sciences Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 31, 2002	/s/ John L. McGannon

John L. McGannon President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description	Page

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3	(1)	Amended and Restated Bylaws of the Registrant.
3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1	(1)	Specimen Stock Certificate.
4.2	(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement)
10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.
10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended and restated.
10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8	(4)	1997 Employee Stock Purchase Plan, as amended and restated.
10.9	(3)	Xerox Cooperative Marketing Agreement.
10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11	(4)	International Business Machines Marketing Agreement.
10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13	(2, 5)	John L. McGannon Employment Agreement.
10.14	(6)	Form of Software License and Software Support Agreement.
10.15	(6)	Form of Professional Services Agreement.
10.16	(6)	Form of Value Added Reseller Agreement.
10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
99.1		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.