Form 10-K
period 2002-12-31
DOCUMENT SCIENCES CORP
filed 2003-03-25
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.001 par value per share

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold at June 28, 2002 was $6,589,084. As of March 24, 2003, there were 3,874,730 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from Registrant’s definitive proxy statement pursuant to Schedule 14A for its 2003 Annual Meeting of Stockholders to be held on April 29, 2003, which proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2002.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

      We make forward-looking statements in this Annual Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the market for document automation software (currently includes the emerging content processing market);

•	market acceptance of enhancements to our existing products and introduction of new products;

•	continued profitability of our professional services;

•	maintaining our relationships with Xerox Corporation; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

PART I

Item 1.     Business

      Document Sciences Corporation develops, markets and supports a family of document automation software used in high volume print and transactional web-based applications. Document automation has become increasingly important as more companies realize the productivity benefits of automating the generation of personalized documents that include the precise layout of regulated content, personal financial data and in-context, one-to-one marketing information. Document automation, or “content processing”, is becoming recognized as a key component within the emerging Enterprise Content Management (ECM) software market. Our established Autograph document automation software products, as well as our new xPression content processing product family, each enable automated publishing solutions for many industries, including insurance, financial services, managed healthcare, government, telecommunications, manufacturing and commercial print outsourcing. Our software products facilitate an important form of communication between organizations and their customers by employing enterprise database assets and business compliance rules to produce high-quality, highly-personalized regulated documents that are ready to print on demand, to email or to distribute over the web in real-time using HTML or Adobe Systems’ (Adobe) PDF® technology. Our Autograph and xPression software products are licensed to approximately 600 customers worldwide who collectively produce over one billion customized documents per month. Our highly portable Autograph and our new xPression software platforms enable cost-effective, on demand, high volume or real-time transactional publishing that is high quality, in compliance and fully automated. Our software products are compatible with a wide array of popular computing environments from traditional mainframe computer systems, distributed client/server PC and Unix configurations, as well as highly scalable J2EE application server platforms.

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

Products

      Our established Autograph and our new xPression software product families currently address two major functional areas within the emerging ECM arena: Regulated Content Management and Document Publishing, as described below. All of our software products can be complemented by our professional services organization.

      We generally license our products for an upfront initial license fee and an annual renewal license and support fee, usually between 15% and 20% of the initial license fee, which is required for the initial year and subsequent years. We also offer the right to license for perpetual use of our products and, in these cases, maintenance agreements are charged at between 15% and 20% of the list price of the initial license fees. The list price for a license of CompuSet, our core Autograph product, is currently $90,000 for a mainframe installation and ranges down to $45,000 for a PC NT server installation. The list price for an initial license of xPression, our new product, is currently $200,000 for the IBM WebSphere platform. Additional product options currently range from $3,000 to $50,000. A typical new account sale through our direct channel is currently about $200,000 for software licenses and approximately $75,000 for professional services.

Regulated Content Management

      Our Autograph and xPression regulated content management products provide solutions for the creation, revision and management of document content used in several types of regulated document automation applications. In the Autograph product family, they consist of the Document Library Service (DLS) Server and Client products, DLS eCor and DLSCOM. Unlike other general-purpose content management products, our Autograph DLS products are optimized for highly regulated document applications such as contract and policy production. In xPression, an enhanced version of the equivalent Autograph product functionality is provided through a more open J2EE/ XML architecture that can be integrated with general-purpose content management. As such, the xPression content processing components can coexist with and significantly extend the capabilities of a scalable ECM environment.

      Autograph DLS Server and Clients. DLS Server manages the document content creation process required in complex, regulated text-intensive documents, such as proposals, contracts, policies and customer correspondence. Our DLS products use a client server architecture for accessing data and files stored on a mainframe or on an NT network server. Our DLS Client product manages the text content created with Microsoft Corporation’s (Microsoft) Word® and internally stored in HTML. The DLS text content is tracked and managed in a multi-authoring environment that supports access security, content searching, revision control and approval workflow. In addition to content creation and management, the DLS Client product enables the definition of complex assembly and business rules required for interactive or automated document assembly and composition using Microsoft Word and/or our CompuSet publishing engine. DLS supports criteria-based content selection mechanism for generating a Microsoft Word document or a CompuSet tagged file, based on application volume requirements. The personalized document assembly can occur in a high volume fashion on the server or in a just-in-time, on-demand fashion on the local DLS Client computer.

      Autograph DLS eCor and DLSCOM. DLS eCor and DLSCOM further augment our DLS technology capabilities by providing a rich feature-set that is targeted at enterprise-wide correspondence applications. DLS eCor enables the on-demand generation of customer correspondence through corporate call centers. DLS eCor is web based and features an integrated Java editor that can be used to make additional manual or exception changes to pre-assembled customer correspondence. DLS eCor supports an email-based change tracking, approval and workflow process to ensure document integrity and compliance. DLSCOM is a component product version that enables the deployment of our DLS technology in a Microsoft COM/ DCOM environment. With DLSCOM and/or DLS eCor, customers can tightly integrate our DLS products into a CRM or eCRM system of their choice. In 2002, we released certified support for Siebel CRM product connectivity.

      XPression Regulated Content Management: Our new xPression product family provides a migration path for the established Autograph DLS product family. XPression is entirely developed in Java, adhering to J2EE open standards for compatibility with application server platforms such as IBM WebSphere. Furthermore, xPression is based around open XML standards for open data and business logic description and interchange. XPression supports all of the capabilities found within the Autograph DLS product line, as well as significantly extends core functionality in the areas of data capture and handling (xPression Admin), document and rules design (xPression Design), interactive real-time document generation (xPression Response), as well as in the areas of integration and connectivity (xPression Framework). In 2002, we released the first version of xPression following the successful completion of our Beta testing during the third and fourth quarters. In 2003, we expect to release additional extensions to our xPression product family.

Document Publishing

      Document Composition. CompuSet software automates content assembly and document composition using corporate data and variable content. CompuSet consists of a rule-based language and a robust composition engine that provides high-speed content assembly and composition of complex personalized documents at a high level of quality. Corporate data and variable content are marked with CompuSet tags that, in turn, are defined in logically separate CompuSet style specifications. The CompuSet tags are conceptually and syntactically similar to HTML or XML tags, the current web standards for content tagging, and the CompuSet style specifications are conceptually similar to CSS and XSL, the current web standards for style definition. Without requiring any real-time user interaction, CompuSet transforms the tagged data, the style specifications, and the variable content into high-quality electronic documents that are assembled and composed at rates in excess of 50 pages per second, depending on the computing platform configuration and the complexity of the document. The document composition features are rich and extensive, including the automatic generation of multi-dimensional dynamic data driven graphics, and the support of full color text and images. The assembly and composition process can be optimized for print, email and/or web presentation media for multi-channel distribution.

      Document Output Processing. The CompuSet Emitters transform CompuSet generated output into a number of popular Page Description Languages, or PDLs, for subsequent printing, electronic distribution and/or archive storage for future retrieval and viewing. These PDLs provide device-specific instructions for rendering text, forms, images and graphics into finished documents. The Emitters also condition the PDLs for transport over a variety of high-speed printing interfaces and for support of various finishing devices. The PDL formats currently supported are Xerox Metacode, International Business Machines Corporation’s (IBM) AFPDS®, Hewlett-Packard Company’s PCL® and Adobe’s PostScript® and Portable Document Format (PDF). Output Processing extends the Emitters by enabling inline output stream manipulation including stream splitting, merging, resequencing, sorting, bundling, and bar coding. These features are necessary for postal optimization, for the support of finishing equipment without further post-processing, and for multi-channel applications that require both print and electronic (email) distribution. This part of the Autograph architecture is extensible and new Emitters can be developed as necessary. In 2002, several additional Emitter extensions were released, including support for Xerox’s popular VIPP specification, enabling high-volume full-color production on Xerox DocuColor and iGen product lines.

      Autograph Rapid Application Development Tools. The Visual CompuSet Professional Edition (VCPro) application development tools run on Microsoft Windows® and simplify variable document application design and prototyping. Visual CompuSet supports all of the composition features of the NT, Unix and mainframe CompuSet production engines to ensure exact design for all supported production platforms, and includes a variety of content Importer, Merge, Font and Emitter tools necessary for basic application development. The content Importers accept externally generated document content, including text and forms, static graphics and scanned images, and converts them into CompuSet compatible formats. Visual CompuSet also provides an extensible and easy-to-use Graphical User Interface (GUI) platform that enables the description of a complex variable data environment, including related data processing and tagging instructions, and associates this data with CompuSet style specifications and variable content such as sections, paragraphs, tabular elements, images, photographs and data-driven graphics. VCPro features WYSIWYG interaction and drag-and-drop operability. The feature set is rich and general-purpose and the design centerline is the generation of complex high-value investment and other financial statements. In 2002, VCPro was extended to provide support for the new Xerox VIPP Emitter option as well as to enable the transactional generation of documents in web server applications.

      XPression Document Publishing: As with Autograph, our new xPression product family is fully compatible with our core CompuSet, Emitter and Output Processing products. However, and rather than using the Autograph VCPro application development tools, xPression Design is integrated with Microsoft Word, the industry-standard authoring and design tool for regulated documents such as contracts and correspondence. Furthermore, xPression Design has been designed to integrate with other XML-compatible industry-standard tools planned to be supported in the future. In 2002, we began the design and development of a new Java-based composition engine. The design of the new composition engine incorporates the majority of the features available in the established CompuSet engine as well as significant extensions in the areas of complex multi-frame page layout, Unicode multi-language support including support for double-byte Asian languages and scalable multi-threaded performance. The new composition engine will support high-volume print applications as well as real-time transactional eBusiness applications. During 2003, we plan on releasing the first versions of our new xPression composition engine.

Autograph and xPression for the Enterprise

      Our products are usually licensed initially for a single document automation application. Regulated content applications such as policies and contracts are typically implemented using our Autograph DLS products whereas statement applications are typically implemented using our Autograph VCPro products, in each case driving document production through the CompuSet products. A growing number of customers are enterprise. Our xPression product family is targeted at customers that require universal content processing services on an open, standardized, enterprise-wide basis.

Professional Services

      In addition to our software products, we provide a comprehensive suite of professional services that can assist customers in the implementation of mission-critical document automation applications. Professional services include on-site software installation, customer training programs, telephone support programs and consulting services. Our consulting services are currently focused on assisting in the sale of high margin initial software licenses by providing project management, requirements analysis, application design and development services. Our consulting services can also be provided in conjunction with our system integration (SI) partners. In addition to consulting services, we provide introductory and advanced-level education classes in Autograph and xPression products at our headquarters in San Diego, our offices in Milwaukee and Washington DC and at customer sites. We believe that the use of our professional services enables customers to deploy our document automation products more rapidly and effectively. The professional services and support organizations employed a staff of 40 as of December 31, 2002.

Sales and Marketing

      Our sales and marketing organization targets vertical industry markets that require document automation and high volume, high quality document personalization. We currently license our products using a combination of direct sales and alternative channels. In North America, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are provided with pre-sales technical support through qualified solution analysts. Account executives and solution analysts are located throughout the United States and Canada to provide optimal coverage. Outside of North America, we distribute our software products through value added resellers (VARs) such as Fuji Xerox Co., Ltd. in Australia and Xerox Brazil, Ltd. in Brazil. Our subsidiary, Document Sciences Europe, markets our products in Europe, Africa and the Middle East by providing VAR channel management and support and by defining European market and product requirements. Our European VARs are principally Xerox Europe affiliates who re-market our products. Our revenues from export transactions with Xerox affiliates were $4.7 million and $3.7 million and $3.6 million in 2000, 2001 and 2002, respectively. The sales and marketing organization employed a staff of 39 as of December 31, 2002.

      We intend to increase both our product offerings and markets through joint marketing, sales and distribution and development relationships with other major companies. Current relationships include formal and informal marketing and sales alliances with IBM, Xerox, American Management Systems Inc. and Edgewater Technology Inc. These relationships provide qualified sales leads for our products and extend our sales coverage and networking capabilities. In addition, we also support partner relationships with complementary technology companies such as Siebel Systems, Inc., FileNet and Oracle, Inc. We participate in joint marketing events with our key partners whenever appropriate and feasible. Furthermore, we actively market our products and solutions at major trade shows, through focused regional seminars and through a variety of web marketing mechanisms, including webinars.

Research and Development

      We are continuing to enhance our web functionality across all of our major product offerings. We engage customers in a formal requirements analysis that is based on the Quality Function Deployment (QFD) process, which is a formal procedure for interviewing customers, identifying their needs and prioritizing specific product features. As a result, we have identified a number of customer requirements for the production of regulated, electronic documents of the future. Our major development initiatives in 2003 address several of these key requirements as brought to our attention through our ongoing QFD process.

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

      Our recent offerings continue to build on the Autograph family of products. These well-established products are maintained by teams that respond to customer requests for defect corrections and feature enhancements. By building on our existing products, we maximize our reuse of existing software and our expertise and we enable our Autograph customers to purchase these new offerings as upgrades to their existing product configurations.

      The xPression product offerings are being developed as components that adhere to open standards for large-scale systems integration such as J2EE and XML. By developing products using open standards we can expand the delivery of our products through large systems integrators and other channels. By offering application migration paths wherever possible we enable our Autograph customers to purchase our new xPression offerings. We have a two-year, $3.1 million agreement with Objectiva Software Solutions, Inc. (Objectiva) to provide us development services in connection with our development of xPression.

      We can make no assurance that we will be successful in developing, introducing and marketing future new products on a timely and cost-effective basis, if at all, or that such future new products will achieve market acceptance. See “Risk Factors — Our growth depends on market acceptance of our existing products and our introduction of new products and enhancements to existing products.”

      We expect to continue enhancing our existing products and to develop future new products, particularly as they relate to multi-channel content automation applications. Our research and development expenditures have grown substantially since our inception. Such expenditures, not including amounts capitalized, were $5.3 million, $5.9 million and $7.0 million in 2000, 2001 and 2002, respectively. Our development organization employed a staff of 36 as of December 31, 2002. Through our contractual arrangements with Objectiva, we have a dedicated staff of 14 developers and architects. We also employ independent contractors as needed to supplement our permanent development staff.

Competition

      The market for document automation products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their existing document automation processes to our document automation software. We also face competition from DocuCorp International, Inc. and InSystems Technologies, Inc., in the insurance industry; Metavante in banking and financial services; Group 1 Software, Inc. and Exstream Software, Inc. in commercial direct mailing and marketing, as well as numerous other smaller competitors. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed base of customers than we do. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price.

      It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft and Adobe, and from large corporations providing database and content management software solutions, such as Oracle Corporation. In addition, Xerox or IBM, either directly or through affiliated entities, could become large competitors. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources than ours could attempt to enter or increase their presence in the document automation market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Patents, Licenses and Proprietary Rights

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

Customers

      We derived 17% of our revenues through Xerox and its affiliates in 2002. As a result, discontinuation of agreements and other business transactions that may adversely impact our relationship with Xerox could have a material adverse effect on our business, operating results and financial condition.

Employees

      As of December 31, 2002, we had 127 employees including 40 in professional services, 39 in sales and marketing, 36 in research and development and 12 in finance and administration. None of our employees are represented by labor unions. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Financial Information about Segments and Geographic Areas

      The information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region is set forth at the end of the Annual Report under the heading “Notes to Consolidated Financial Statements — 3. Segment Information” and is incorporated herein by reference.

Recent Developments

      On February 10, 2003, we announced that we received approval from the Nasdaq Listing Qualifications department to transfer listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. The transfer became effective at the opening of business on February 18, 2003.

      We applied to transfer to the Nasdaq SmallCap Market due to a change in a maintenance listing standard of the Nasdaq National Market from one based on Net Tangible Assets to one based on Stockholders’ Equity. In April 2001, we repurchased $14 million worth of its shares via a self-tender offer. This repurchase, which reduced our stockholders’ equity on the balance sheet by $14 million, was undertaken when the maintenance listing standard for the Nasdaq National Market required $4 million of Net Tangible Assets, with which we were in compliance. In November 2002, the Nasdaq National Market replaced the Net Tangible Assets listing standard with a minimum requirement of $10 million of Stockholders’ Equity. A consequence of our share repurchase, undertaken over a year earlier when the Net Tangible Assets listing standard was in place, is that our stockholders’ equity fell short of the Nasdaq National Market’s new Stockholder’s Equity listing standard.

      For more information regarding the transfer of listing of our common stock to the Nasdaq SmallCap Market, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2003.

Risk Factors

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

      Our initial license fee revenues mainly depend on when orders are received and shipped. However, because of our sales model, our customers’ implementation schedule and the complexity in implementing some of our software, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result. If such expenses precede increased revenues, our operating results would be materially adversely affected.

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

      We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $5.2 million, $4.1 million and $4.0 million in 2000, 2001 and 2002, respectively, representing 23%, 19% and 17% of our total revenues, respectively.

      There can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Though we intend to continue and further develop our existing relationships with Xerox, our strategy is to continue to lessen our dependence on Xerox as a percent of our total revenue. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our move to become more independent will not adversely affect our business, results of operations and financial condition. Our failure to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on our business, operating results and financial condition.

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

      We intend to optimize our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products enjoy a significant competitive advantage and a current, high market demand. We also plan on leveraging our existing relationships with Xerox, IBM Corporation and their channels and affiliates by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. In addition, we intend to form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully optimize and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

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

      The market for our document automation products is intensely competitive. We face competition from a broad range of competitors, some of whom have greater financial, technical, and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations and direct competition from numerous software vendors, including DocuCorp International, Inc., Metavante Corporation, Group 1 Software, Inc., Exstream Software, Inc. and InSystems Technologies, Inc. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

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

      We derived 70% and 23% of our initial license revenues from our CompuSet and DLS product lines in 2002, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will continue to depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our CompuSet and DLS software and related products.

      Licenses to end users in the insurance, finance and print service industries in the United States accounted for 90%, 97% and 97% of initial license revenues in 2000, 2001 and 2002, respectively. Our future success will depend on our ability to continue to successfully market our products in these and other industries. We cannot assure you that we will continue to be successful in developing and marketing CompuSet and DLS products and related services. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

We may be exposed to risks associated with international operations.

      Our revenues from export sales, including sales through our foreign subsidiary, accounted for 28%, 21% and 23% of our total revenues in 2000, 2001 and 2002, respectively.

      Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, for which they receive an agent fee. We license our products in Europe through VAR’s and to a much lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by the activities of this subsidiary were $3.9 million, $2.7 million and $3.2 million in 2000, 2001 and 2002, respectively.

      In Australia, Canada and Brazil, we distribute our products through Fuji Xerox Co., Xerox Canada, Ltd. and Xerox do Brazil, Ltd., respectively. Revenues generated by these Xerox affiliates were $2.4 million, $2.1 million and $1.7 million in 2000, 2001 and 2002, respectively.

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

      Software products as complex as those we offer may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

•	loss of revenue or delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; or

•	increased service and warranty costs.

      If any of these events occur, it would have a material adverse effect upon our business, operating results and financial condition.

Item 2.     Properties

      We lease approximately 21,300 square feet for our principal administrative, sales, marketing, training and research and development facility in Carlsbad, California. This lease expires on February 28, 2005. Our subsidiary in France occupies approximately 2,200 square feet of office space with a renewable lease expiring on April 15, 2004. In addition, our regional office in Milwaukee, Wisconsin occupies approximately 7,500 square feet of office space pursuant to a lease expiring on June 30, 2003. Sales representatives and field technical support personnel operate from their homes. The current properties that we lease are adequate for our current needs.

Item 3.     Legal Proceedings

      In the ordinary course of business, we may become involved in legal proceedings from time to time. As of March 21, 2003, we were not a party, nor was our property subject, to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is presently traded on The Nasdaq SmallCap under the symbol “DOCX.” Until February 18, 2003, our common stock was traded on The Nasdaq National Market System. The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported on The Nasdaq National Market System. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Price Range

	High	Low

Fiscal 2001
First quarter ended March 31, 2001	$1.88	$0.75
Second quarter ended June 30, 2001	$2.11	$1.30
Third quarter ended September 30, 2001	$4.49	$1.43
Fourth quarter ended December 31, 2001	$3.40	$2.30
Fiscal 2002
First quarter ended March 31, 2002	$3.00	$2.30
Second quarter ended June 30, 2002	$2.60	$2.10
Third quarter ended September 30, 2002	$2.55	$2.10
Fourth quarter ended December 31, 2002	$3.50	$1.95

      We had 3,874,730 shares outstanding and 106 record holders of our common stock as of March 24, 2003. We did not make any sales of unregistered stock in 2000, 2001 or 2002. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The drop in working capital from 2000 to 2001 was due to our tender offer completed in April 2001 where we purchased 6,000,000 shares of our outstanding common stock for $2.00 per share.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of Operations
Net revenues	$20,107	$24,305	$22,579	$22,120	$23,086
Income (loss) from operations	(10,361)	1,366	(416)	359	1,173
Net income (loss)	(9,154)	2,111	531	638	1,560
Net income (loss) per share	(0.86)	0.20	0.05	0.11	0.36
Shares used in per share calculations	10,690	10,817	11,153	5,831	4,286
Balance Sheet
Working capital	$14,883	$16,611	$17,151	$5,036	$6,004
Total assets	30,989	30,423	31,496	19,706	21,185
Capital lease obligations, less current portion	13	1	—	—	—
Stockholders’ equity	18,410	20,280	21,134	7,700	9,181

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those described below, including those risks described in the section entitled, “Business — Risk Factors,” and elsewhere in this Annual Report. Our discussion and analysis of the financial condition and results of operations of Document Sciences and its subsidiary should be read in conjunction with the consolidated financial statements and related notes.

Critical Accounting Policies

      Our discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, computer software costs, allowance for doubtful accounts and valuation allowance for net deferred tax assets. We base our estimates on historical and anticipated results and trends and on assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following critical accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

      Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

      We work in conjunction with our established VARs, with whom we have formal contracts defining the rights and obligations of the parties, to license software to end-users. We license software to our VARs, less a discount, from a fixed price list. We require a binding purchase order as evidence of an unconditional order by an end user from our VARs, with no rights of return or acceptance. License revenue from our VARs is recognized when software is licensed to an end user.

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

      Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. After technological feasibility has been established, direct production costs, including programming and testing, are capitalized until general release of the product.

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

      Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, we had net deferred tax assets of $2.0 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $1.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized during the year ending December 31, 2003. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of these net deferred tax assets. An example of a future event that may occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results.

Results of Operations for the Years Ended December 31, 2000, 2001 and 2002

      The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended
	December 31,

	2000	2001	2002

Revenues:
Initial license fees	46%	37%	42%
Annual renewal license and support fees	38	39	41
Services and other	16	24	17

Total revenues	100	100	100
Cost of revenues:
Initial license fees	7	7	7
Annual renewal license and support fees	6	7	7
Services and other	11	13	11

Total cost of revenues	24	27	25

Gross profit	76	73	75
Operating expenses:
Research and development	19	24	24
Selling and marketing	37	32	33
General and administrative	22	15	13

Total operating expenses	78	71	70

Income (loss) from operations	(2)	2	5
Interest and other income, net	4	1	1

Income before income taxes	2	3	6
Provision (benefit) for income taxes	0	0	(1)

Net income	2%	3%	7%

Revenues

      Total revenues were $22.6 million, $22.1 million and $23.1 million in 2000, 2001 and 2002, respectively, representing a decrease of 2% from 2000 to 2001 and an increase of 5% from 2001 to 2002. Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. Initial license fees consist primarily of upfront license fees for the first year of use of our products. Annual renewal license and support fees consist of license fees for the initial and continued use and support of our licensed products. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues.

      We sell our products principally through our direct sales force domestically, and internationally through distributors and VARs. Revenues from export sales and sales through our foreign subsidiary were $6.3 million, $4.7 million and $5.3 million in 2000, 2001 and 2002, respectively, representing a decrease of 25% from 2000 to 2001 and an increase of 13% from 2001 to 2002. Revenue from export sales were 28%, 21% and 23% of total revenues in 2000, 2001 and 2002, respectively. The increase from 2001 to 2002 was the result of higher revenues in Europe and Canada, offset by lower revenues in Brazil. The decrease from 2000 to 2001 was the result of lower initial license fees in all regions.

      We have entered into distributorship agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from these agreements were $4.7 million, $3.7 million and $3.6 million in 2000, 2001 and 2002, respectively. The decrease from 2001 to 2002 was the result of lower revenues in Brazil. The decrease from 2000 to 2001 was the result of lower initial license fees in all regions.

      Initial license fees. Initial license fees were $10.3 million, $8.2 million and $9.6 million in 2000, 2001 and 2002, respectively, representing a decrease of 20% from 2000 to 2001 and an increase of 17% from 2001 to 2002. The increase in 2002 was due to higher sales in the United States, Canada and Europe, as well as the release of our new product, xPression. Additionally, 2002 initial license fees have benefited from several contracts where customers extended their relationship with us following the expiration of their three-year contracts. Such contract extensions totaled $2.4 million. Because we have de-emphasized three-year term agreements, it is expected that the revenue from such extensions will decline significantly in 2003. The decrease in 2001 was largely the result of fewer sales and fewer new customers from our foreign resellers.

      The components of initial license fees consist of the following:

	Years Ended December 31,

	2000	2001	2002

Products:
CompuSet	$7,390,939	$5,400,603	$6,665,976
Document Library Services	2,427,608	2,718,395	2,216,294
Document Viewing Services	439,086	81,161	93,469
xPression	—	—	616,270

Total initial license fees	$10,257,633	$8,200,159	$9,592,009

      Annual renewal license and support fees. Annual renewal license fees were $8.6 million, $8.7 million and $9.6 million in 2000, 2001 and 2002, respectively, representing increases of 1% from 2000 to 2001 and 10% from 2001 to 2002. The increase in 2002 was due to increases in our base of licensed software and in our list prices. The increase in 2001 was due to an increase in our installed base of users offset by the impact of discontinuing support for certain products and platforms.

      Services and other. Revenues from services and other were $3.7 million, $5.2 million and $3.9 million in 2000, 2001 and 2002, respectively, representing an increase of 41% from 2000 to 2001 and a decrease of 25% from 2001 to 2002. The decrease in 2002 was largely due to customer delays in initiating contracted projects, as well as the mix of software being licensed that requires fewer services. The increase in 2001 was due to the delivery of consulting services needed to implement new product sales made during the fourth quarter of 2000 as well as significant follow-on services to existing customers.

Cost of Revenues and Operating Expenses

      Cost of initial license fees. Costs of initial license fees were $1.6 million, $1.5 million and $1.6 million in 2000, 2001 and 2002, respectively, representing 16%, 18% and 17% of initial license fees in 2000, 2001 and 2002, respectively. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The increase in 2002 compared to 2001 was primarily the result of higher sales and an increase in the amortization of software. The decrease in 2001 compared to 2000 was due to lower sales and a decrease in the amortization of software.

      Cost of annual renewal license and support fees. Costs of annual license fees were $1.3 million, $1.5 million and $1.5 million in 2000, 2001 and 2002, respectively, representing 15%, 17% and 16% of annual license fees in 2000, 2001 and 2002, respectively. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. Due to increased efficiencies, we were able to keep a steady headcount in 2002 compared to 2001. The increase in 2001 compared to 2000 was due to additional technical support personnel to support our increasing customer base.

      Cost of services and other. Costs of services and other were $2.5 million, $3.0 million and $2.6 million in 2000, 2001 and 2002, respectively, representing 68%, 58% and 67% of services and other revenue in 2000, 2001 and 2002, respectively. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The decrease in 2002 compared to 2001 was primarily due to attrition and redeployment of personnel to other departments. The increase in 2001 compared to 2000 was primarily due to additional personnel costs and the greater use of outside consultants to complete our increased consulting work in 2001.

      Research and development. Research and development expenses were $4.2 million, $5.2 million and $5.5 million in 2000, 2001 and 2002, respectively, representing increases of 24% from 2000 to 2001 and 6% from 2001 to 2002. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products. In connection with a development services and referral agreement effective January 16, 2002, we have a two-year, $3.1 million agreement with Objectiva to provide us development services in connection with our new product, xPression. In 2002, Objectiva performed approximately 50% of the services of this agreement and we paid them $1.6 million.

      We capitalized software development costs of $1.2 million, $717,000 and $1.6 million in 2000, 2001 and 2002, respectively. The increase between 2002 and 2001 was mainly due to development costs of our new product, xPression. The decrease between 2001 and 2000 was due to timing of technological feasibility. Capitalized software development costs mainly include payroll related costs and consulting fees paid to Objectiva in relation to the development of xPression. The amount of software development costs to be capitalized in the future may change if the time between the establishment of technological feasibility of a product and its general release changes.

      Selling and marketing. Selling and marketing expenses were $8.4 million, $7.2 million and $7.8 million in 2000, 2001 and 2002, respectively, representing a decrease of 14% from 2000 to 2001 and an increase of 8% from 2001 to 2002. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The increase in 2002 was primarily due to increased personnel costs, as well as higher trade show and travel costs. The decrease in 2001 was primarily due to fewer personnel and decreased commissions due to decreased initial license fees.

      General and administrative. General and administrative expenses were $5.0 million, $3.4 million and $3.0 million in 2000, 2001 and 2002, respectively, representing decreases of 32% from 2000 to 2001 and 12% from 2001 to 2002. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. These decreases were primarily due to decreased personnel and outside consultant costs.

      Other income (expense). Other income (expense) is composed of interest income from cash and cash equivalents and short-term investments offset by interest expense related to notes to Xerox and losses on disposal of fixed assets. Other income was $961,000, $281,000 and $93,900 in 2000, 2001 and 2002, respectively. The decrease in 2002 was the result of less interest income due lower cash balances following the $2.5 million debt payment in February and lower interest rates. The decrease in 2001 was the result of less interest income following a large decrease in our cash balances as a result of our tender offer which was completed in April 2001.

      Provision (benefit) for income taxes. As a result of releasing a portion of our previously recorded valuation allowance on net deferred tax assets, we have recorded a $290,000 benefit for income taxes in the year ended December 31, 2002. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets. The provision for income taxes for 2000 and 2001 was for taxes under the alternative minimum tax.

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

Liquidity and Capital Resources

      At December 31, 2002, we had $8.6 million in cash, cash equivalents and short-term investments. This is a decrease of $0.3 million from December 31, 2001. In February 2002, we paid $2.5 million to Xerox to retire debt pursuant to our 2001 tender offer.

      Net cash provided by operating activities increased 33% to $4.0 million for the year ended December 31, 2002 from $3.0 million for the year ended December 31, 2001. This increase is due largely to a favorable change in operating assets and liabilities.

      Net cash used in investing activities was $2.5 million for the year ended December 31, 2002. Net cash provided by investing activities was $7.3 million for the year ended December 31, 2001. Cash used in investing activities for the year ended December 31, 2002 related primarily to the capitalization of computer software costs and net purchases of short-term investments. Cash provided by investing activities for the year ended December 31, 2001 related primarily to proceeds received from our 2001 sale of short-term investments in preparation for payments made in April 2001 in connection with our tender offer in which we purchased 6,000,000 shares of our common stock for $12 million.

      Net cash used in financing activities decreased 80% to $2.4 million for the year ended December 31, 2002 from $11.9 million for the year ended December 31, 2001. Cash used in financing activities for the year ended December 31, 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer. Cash used in financing activities for the year ended December 31, 2001 reflected the cash portion of our 2001 tender offer.

      We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. However, if there were a decrease in customer demand for our products, our availability of funds would be reduced. A portion of our remaining cash could be used to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. We are currently evaluating, in our ordinary course of business, potential investments such as businesses, products or technologies. We have no material current understandings, commitments or agreements with respect to any acquisition in whole of other businesses, products or technologies.

      As of December 31, 2001 and 2002, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Standards

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for us beginning with our year ended December 31, 2003. We have not yet completed the final evaluation of the options presented by SFAS No. 148. However, within this fiscal year, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt SFAS No. 146 effective January 1, 2003. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

      Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected first quarter 2003 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

      We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2002. Declines in interest rates over time will, however, reduce our interest income.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and certain information regarding our executive officers is incorporated by reference to the information set forth in the sections entitled “Election of Directors — Nominees,” “Compensation of Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Executive Officers of Document Sciences

      The executive officers of Document Sciences and their ages, as of March 24, 2003, are as follows:

Name	Age	Position

John L. McGannon	42	President, Chief Executive Officer and Chief Financial Officer
Daniel J. Fregeau	46	Executive Vice President
J. Douglas Pike	47	Vice President, Worldwide Sales
Lisa L. Sutrick	39	Vice President, Product Planning and Development

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

      J. Douglas Pike has served as Vice President, Worldwide Sales since January 2001. He had previously served as Director of U.S. Sales and Area Sales Manager since joining Document Sciences in January 1995. From 1990 to 1994, Mr. Pike was employed by Xerox Corporation to provide digital printing solutions to major accounts in the insurance and finance industries. Mr. Pike also worked for Unisys Corporation for seven years providing custom software application and database solutions as an account executive. Mr. Pike holds a B.S. degree in Industrial Technology from the State University of New York.

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

      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Executive Officer Compensation” and “Compensation of Directors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.	Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal executive officer/ principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this Annual Report. Based on his evaluation, our principal executive officer/ principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

1. Financial Statements. The financial statements, related notes thereto and the Report of Independent Auditors required hereunder are set forth at the end of this Annual Report beginning on page F-1.

2. Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 2000, 2001 and 2002 is filed as part of this Form 10-K beginning on page S-1 and should be read in conjunction with our consolidated financial statements and related notes thereto.

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3. Exhibits. See Item 15(c) below.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by us during the fiscal quarter ended December 31, 2002.

      (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

      (d) Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

By:	/s/ JOHN L. MCGANNON

John L. McGannon
President and Chief Executive Officer

Dated: March 24, 2003

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 24, 2003 in the capacities indicated:

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

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John L. McGannon, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Document Sciences Corporation;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c) Presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN L. MCGANNON

John L. McGannon
President, Chief Executive Officer and
Chief Financial Officer

Date: March 24, 2003

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

For Year Ended December 31, 2002

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3(1)	Amended and Restated Bylaws of the Registrant.
3.4(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2(1, 2)	1993 Stock Option Plan and Form of Agreement.
10.3(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8(4)	1997 Employee Stock Purchase Plan, as amended.
10.9(3)	Xerox Cooperative Marketing Agreement.
10.10(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11(4)	International Business Machines Marketing Agreement.
10.12(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13(2, 5)	John L. McGannon Employment Agreement.
10.14(6)	Form of Software License and Software Support Agreement.
10.15(6)	Form of Professional Services Agreement.
10.16(6)	Form of Value Added Reseller Agreement.
10.17(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
21.1(1)	List of Subsidiaries.
23.1(7)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(7)	Power of Attorney (See page 23)
99.1(7)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Filed herewith.

DOCUMENT SCIENCES CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Document Sciences Corporation

      We have audited the accompanying consolidated balance sheets of Document Sciences Corporation (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, Document Sciences Corporation changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 during the first quarter of fiscal 2002.

ERNST & YOUNG LLP

San Diego, California

January 24, 2003

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,187,229	$2,284,367
Short-term investments	5,736,200	6,294,838
Accounts receivable, less allowance for doubtful accounts of $427,683 and $333,566 in 2001 and 2002, respectively	5,028,059	7,223,750
Due from affiliates	1,739,739	1,242,196
Unbilled revenue	400,164	161,159
Other current assets	519,163	756,268

Total current assets	16,610,554	17,962,578
Property and equipment, net	1,178,600	781,874
Software development costs, net of accumulated amortization of $1,288,326 and $276,712 in 2001 and 2002, respectively	1,143,618	1,518,102
Goodwill, net of accumulated amortization of $327,246 in 2001 and 2002	724,615	724,615
Other assets	48,785	197,497

	$19,706,172	$21,184,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,919	$192,945
Accrued compensation	881,791	1,580,521
Other accrued liabilities	520,599	495,679
Deferred revenue	7,851,670	9,689,774
Short-term notes	2,128,219	—

Total current liabilities	11,574,198	11,958,919
Long-term notes	297,099	—
Deferred revenue — long-term	134,430	44,810

Commitments
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares — 30,000,000; Issued shares — 3,824,896 in 2001 and 3,858,479 in 2002	3,825	3,858
Additional paid-in capital	10,781,055	10,786,007
Accumulated comprehensive income	95,514	10,981
Retained deficit	(3,179,949)	(1,619,909)

Total stockholders’ equity	7,700,445	9,180,937

	$19,706,172	$21,184,666

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2000	2001	2002

Revenues:
Initial license fees (including $2,671,800, $1,717,700 and $1,276,300 from affiliates in 2000, 2001 and 2002, respectively)	$10,257,633	$8,200,159	$9,592,009
Annual renewal license and support fees (including $2,235,700, $2,182,500 and $2,627,400 from affiliates in 2000, 2001 and 2002, respectively)	8,620,958	8,707,247	9,576,671
Services and other (including $279,900, $224,500 and $102,400 from affiliates in 2000, 2001 and 2002, respectively)	3,700,336	5,212,231	3,917,099

Total revenues	22,578,927	22,119,637	23,085,779
Cost of revenues:
Initial license fees	1,643,617	1,495,073	1,599,958
Annual renewal license and support fees	1,311,196	1,498,664	1,513,812
Services and other	2,501,372	2,992,555	2,606,356

Total cost of revenues	5,456,185	5,986,292	5,720,126

Gross profit	17,122,742	16,133,345	17,365,653
Operating expenses:
Research and development	4,154,364	5,203,525	5,456,164
Selling and marketing	8,358,577	7,151,651	7,755,772
General and administrative	5,025,417	3,418,823	2,981,169

Total operating expenses	17,538,358	15,773,999	16,193,105

Income (loss) from operations	(415,616)	359,346	1,172,548
Interest and other income, net	960,581	280,921	93,903

Income before provision for income taxes	544,965	640,267	1,266,451
Provision (benefit) for income taxes	14,026	1,807	(293,589)

Net income	$530,939	$638,460	$1,560,040

Net income per share — basic	$0.05	$0.12	$0.41

Weighted average shares used in basic calculation	10,771,588	5,547,872	3,843,850

Net income per share — diluted	$0.05	$0.11	$0.36

Weighted average shares used in diluted calculation	11,153,893	5,830,728	4,286,485

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury Stock		Additional		Comprehensive		Total
					Paid-in	Deferred	Income	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	(Deficit)	Equity

Balance at December 31, 1999	10,919,051	$10,919	174,882	$(609,983)	$25,425,809	$(10,794)	$(186,500)	$(4,349,348)	$20,280,103
Issuance of common stock upon exercise of options	4,050	4	—	—	10,497	—	—	—	10,501
Sale of treasury stock	—	—	(86,920)	106,710	—	—	—	—	106,710
Amortization of deferred compensation	—	—	—	—	—	10,794	—	—	10,794
Comprehensive income (loss):
Net change in unrealized loss on short-term investments	—	—	—	—	—	—	212,916	—	212,916
Foreign currency translation adjustment	—	—	—	—	—	—	(17,954)	—	(17,954)
Net loss	—	—	—	—	—	—	—	530,939	530,939

Comprehensive income									725,901

Balance at December 31, 2000	10,923,101	10,923	87,962	(503,273)	25,436,306	—	8,462	(3,818,409)	21,134,009
Issuance of common stock upon exercise of options	44,406	44	—	—	11,939	—	—	—	11,983
Warrants issued to non-employee	—	—	—	—	30,600	—	—	—	30,600
Purchase of treasury stock	—	—	7,144,854	(14,294,972)	—	—	—	—	(14,294,972)
Sale of treasury stock	—	—	(90,204)	93,313	—	—	—	—	93,313
Retirement of treasury stock	(7,142,611)	(7,142)	(7,142,612)	14,704,932	(14,697,790)	—	—	—	—
Comprehensive income (loss):
Net change in unrealized gain on short-term investments	—	—	—	—	—	—	82,686	—	82,686
Foreign currency translation adjustment	—	—	—	—	—	—	4,366	—	4,366
Net income	—	—	—	—	—	—	—	638,460	638,460

Comprehensive income									725,512

Balance at December 31, 2001	3,824,896	3,825	—	—	10,781,055	—	95,514	(3,179,949)	7,700,445
Issuance of common stock upon exercise of options	45,030	45	—	—	28,933	—	—	—	28,978
Stock compensation associated with the repurchase of common stock from an employee	—	—	—	—	30,474	—	—	—	30,474
Purchase of treasury stock	—	—	71,238	(168,672)	—	—	—	—	(168,672)
Sale of treasury stock	—	—	(59,791)	114,205	—	—	—	—	114,205
Retirement of treasury stock	(11,447)	(12)	(11,447)	54,467	(54,455)	—	—	—	—
Comprehensive income (loss):
Net change in unrealized gain on short-term investments	—	—	—	—	—	—	4,921	—	4,921
Foreign currency translation adjustment	—	—	—	—	—	—	(89,454)	—	(89,454)
Net income	—	—	—	—	—	—	—	1,560,040	1,560,040

Comprehensive income									1,475,507

Balance at December 31, 2002	3,858,479	$3,858	—	$—	$10,786,007	$—	$10,981	$(1,616,909)	$9,180,937

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001	2002

Operating activities
Net income	$530,939	$638,460	$1,560,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	652,837	700,666	507,190
Amortization of goodwill	70,124	70,124	—
Stock based compensation	—	—	30,474
Loss on disposal of fixed assets	36,534	176,378	99,312
Amortization of software development costs	1,158,170	937,774	1,206,038
Amortization of deferred compensation	10,794	—	—
Provision for doubtful accounts	245,170	(584,312)	(94,766)
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(264,438)	1,640,037	(2,098,212)
Due from affiliates	280,251	(139,683)	548,105
Unbilled revenue	38,635	(130,736)	239,005
Other assets	17,411	328,341	(380,853)
Accounts payable	(272,146)	(140,974)	(2,343)
Accrued compensation	(923,771)	(71,255)	698,342
Accrued liabilities	(163,976)	134,622	(6,369)
Deferred revenue	1,589,169	(556,618)	1,742,837

Net cash provided by operating activities	3,005,703	3,002,824	4,048,800
Investing activities
Purchases of short-term investments	(7,280,780)	(4,705,851)	(3,520,070)
Sales of short-term investments	340,284	11,014,139	—
Maturities of short-term investments	6,900,000	1,850,000	2,808,000
Purchases of property and equipment, net	(905,449)	(132,963)	(214,601)
Proceeds from disposal of assets	73,044	7,747	7,145
Additions to software development costs	(1,190,758)	(716,756)	(1,580,522)

Net cash provided by (used in) investing activities	(2,063,659)	7,316,316	(2,500,048)
Financing activities
Reduction of debt	—	—	(2,451,170)
Principal payments under capital lease obligations	(12,620)	—	—
Purchase of treasury stock	—	(12,015,772)	(168,672)
Sale of treasury stock	106,710	93,313	114,205
Proceeds from issuance of common stock	10,501	42,583	28,978

Net cash provided by (used in) financing activities	104,591	(11,879,876)	(2,476,659)

Increase (decrease) in cash and cash equivalents	1,046,635	(1,560,736)	(927,907)
Effect of foreign currency on cash	(24,472)	(20,555)	25,045
Cash and cash equivalents at beginning of year	3,746,357	4,768,520	3,187,229

Cash and cash equivalents at end of year	$4,768,520	$3,187,229	$2,284,367

Supplemental disclosure of cash flow information:
Interest paid	$1,040	$—	$171,970

Notes issued for purchase of treasury stock	$—	$2,279,200	$—

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

      We currently derive substantially all of our license revenues from licenses of CompuSet and DLS, Autograph’s flagship products, and related products and from fees for services related to the CompuSet and DLS software. Our financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the CompuSet and DLS software and related products. There can be no assurance that we will continue to be successful in developing and marketing CompuSet and DLS products and related services.

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

Foreign Operations

      The functional currency of our French subsidiary in 2001 was the French Franc. Beginning January 1, 2002, the functional currency became the Euro. The balance sheet accounts of our subsidiary are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. Foreign currency translation gains are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in selling and marketing expenses in the consolidated statements of operations and were not significant during the years ended December 31, 2000, 2001 and 2002.

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

      In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have classified our investments as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities will be included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

      We sell our products primarily to large, multinational customers in the United States, Europe, Canada, Australia and Brazil. We derived 28%, 21% and 23% of our total revenues from customers outside the United States for the years ended December 31, 2000, 2001 and 2002, respectively. A significant concentration of our customers is in the insurance, finance and commercial print service industries. Xerox, acting as a reseller, was the only customer that accounted for more than 10% of our revenue in any one year. They accounted for 23%, 19% and 17% for the years ended December 31, 2000, 2001 and 2002, respectively.

      Credit is extended based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. We estimate our potential losses on trade receivables on an ongoing basis and provide for anticipated losses in the period in which the revenues are recognized.

Allowance for Doubtful Accounts

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

Net Deferred Tax Assets

      We follow the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, we had net deferred tax assets of $1.9 million.

Impairment of Long-Lived Assets

      We review the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, intangible assets and software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value if its expected future undiscounted cash flow is less than its book value. We have identified no such impairment losses as of December 31, 2002 and 2001.

Depreciation and Amortization

      Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally three to seven years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements. Prior to 2002, amortization of goodwill was provided over an estimated life of 15 years. Beginning in 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which states that we annually review goodwill for impairment.

Software Development Costs

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

Goodwill

      Our goodwill was recorded on May 7, 1997, and had been amortized on a straight-line basis over 15 years. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Pursuant to this adoption, we reassessed the underlying value of our goodwill by analyzing the related future net cash flows and determined that no adjustment to the carrying value was required. We amortized $70,124 of goodwill for each of the years ended December 31, 2000 and 2001.

Revenue Recognition

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

      We work in conjunction with our established value added resellers (VARs), with whom we have formal contracts defining the rights and obligations of the parties, to license software to end-users. We license software to our VARs, less a discount, from a fixed price list. We require a binding purchase order as evidence

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of an unconditional order by an end user from our VARs, with no rights of return or acceptance. License revenue from our VARs is recognized when software is licensed to an end user.

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

Computation of Net Income Per Share

      We present our earnings per share information in accordance with SFAS No. 128, Earnings per Share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

      The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 227,722, 282,274 and 306,977 shares were excluded from the calculation of weighted-average shares used in determining Diluted EPS for 2000, 2001 and 2002, respectively, as their effect would have been antidilutive.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Years Ended December 31,

	2000	2001	2002

Weighted average common shares outstanding used in basic EPS calculation	10,771,588	5,547,872	3,843,850
Effect of dilutive stock options	382,305	282,856	442,635

Shares used in diluted EPS calculation	11,153,893	5,830,728	4,286,485

Stock-Based Compensation

      As permitted by SFAS No. 123, Accounting for Stock-based Compensation, we have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, among other things, when the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of .59 and a weighted-average expected life of the option of seven years.

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

	Years Ended December 31,

	2000	2001	2002

Adjusted pro forma basic net income (loss)	$(292,321)	$541,356	$1,005,322
Adjusted pro forma basic net income (loss) per share	$(0.03)	$0.10	$0.26
Adjusted pro forma diluted net income (loss) per share	$(0.03)	$0.09	$0.23

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

     Segment Information

      In 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 amends the requirements for public enterprises to report financial and

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. This financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The chief operating decision maker has determined that we operate in one business segment, which is software development. Geographic information, however, has been disclosed in accordance with the provisions of SFAS No. 131.

     Recently Issued Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for us beginning with our year ended December 31, 2003. We have not yet completed the final evaluation of the options presented by SFAS No. 148. However, within this fiscal year, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt SFAS No. 146 effective January 1, 2003. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial statements.

2.     Financial Statement Information

     Investments

      We have classified all of our investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 2001 and 2002:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2001
U.S. government agency obligations	$5,664,527	$73,139	$1,466	$5,736,200

December 31, 2002
U.S. government agency obligations	$6,218,244	$76,594	$—	$6,294,838

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below:

		Estimated
	Cost	Fair Value

Due in one year or less	$3,780,424	$3,812,769
Due after one year through three years	2,437,820	2,482,069

	$6,218,244	$6,294,838

     Property and Equipment

      Property and equipment are stated at cost and consist of the following at December 31:

	2001	2002

Computer equipment	$1,358,695	$1,201,270
Office equipment	311,889	268,478
Office furniture and fixtures	448,175	404,268
Leasehold improvements	523,423	523,423

	2,642,182	2,397,439
Less accumulated depreciation and amortization	(1,463,582)	(1,615,565)

	$1,178,600	$781,874

      The cost of equipment acquired under capital leases totaled $176,715 at December 31, 2001 and 2002, with accumulated depreciation of $173,773 and $176,715 at December 31, 2001 and 2002, respectively.

     Deferred Revenue

      The components of deferred revenue consist of the following at December 31:

	2001	2002

Annual license fees	$7,378,097	$8,600,284
Initial license fees	353,998	465,000
Services and other	119,575	624,490

	$7,851,670	$9,689,774

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Geographic Information

      The tables below summarize our operating results by our major geographic locations in the United States and Europe:

	United States	Europe	Eliminations		Totals

Year ended December 31, 2000
Sales to unaffiliated customers	$15,859,272	$1,532,215		$—	$17,391,487
Sales to affiliates	2,859,786	2,327,654		—	5,187,440

Revenues	$18,719,058	$3,859,869	$		—

Operating income (loss)	$(551,081)	$135,465		$—	$(415,616)

Identifiable assets	$31,264,827	$248,233		$(16,666)	$31,496,394

Year ended December 31, 2001
Sales to unaffiliated customers	$16,949,144	$1,045,804		$—	$17,994,948
Sales to affiliates	2,495,863	1,628,826		—	4,124,689

Revenues	$19,445,007	$2,674,630		$—	$22,119,637

Operating income	$320,977	$38,369		$—	$359,346

Identifiable assets	$19,530,350	$192,488		$(16,666)	$19,706,172

Year ended December 31, 2002
Sales to unaffiliated customers	$17,846,745	$1,232,859		$—	$19,079,604
Sales to affiliates	2,063,877	1,942,298		—	4,006,175

Revenues	$19,910,622	$3,175,157		$—	$23,085,779

Operating income	$1,052,746	$119,802		$—	$1,172,548

Identifiable assets	$20,975,455	$225,877		$(16,666)	$21,184,666

      Sales attributable to the United States were made to customers located in North America, South America and Australia. Sales attributable to Europe are based on those sales generated by our French subsidiary. These sales were made to customers located in Europe, the Middle East and Africa.

4.     Commitments

      We lease our headquarters in Carlsbad, California under an operating lease expiring on February 28, 2005. Under the terms of the lease, effective March 1, 1999, monthly rental payments will be increased annually by 4%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 4%. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Our offices in Paris,

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

France and Milwaukee, Wisconsin are under operating leases expiring on April 15, 2004 and June 30, 2003, respectively. Annual future minimum lease payments as of December 31, 2002 are as follows:

Years ending December 31,

2003	$368,716
2004	350,781
2005	72,413

$791,910

      Rent expense for the years ended December 31, 2000, 2001 and 2002 was $492,886, $545,202 and $460,347 respectively.

      Effective January 16, 2002, we entered into a formal two-year development services and referral agreement with Objectiva. We have committed to pay Objectiva $3.1 million over the two-year term of the agreement for development services to be provided by a dedicated team. The agreement is cancelable within 30 days due to material breach or with 90 days notice if all scheduled work has been completed. We would prorate the two-year fee in the case of early termination. We owe 12 monthly payments of $129,166 through January 15, 2004. Objectiva is a software engineering company headquartered in Carlsbad, California.

5.     Stockholders’ Equity

     Stock

      As of December 31, 2002, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

Preferred Stock Purchase Right

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

Stock Incentive Plans

      Our stock incentive plans provide for the issuance of incentive and nonstatutory options to purchase common shares to eligible employees, officers, directors and consultants. Our 1993 and 1995 Stock Option Plans (the “Plans”) provided for the issuance of up to 2,279,250 shares. These Plans have been amended to provide for the issuance of an additional 2,100,000 shares. The Board of Directors, subject to the provisions of the 1995 Plan, determines the terms of stock purchase or stock option agreements, including vesting requirements. The maximum term of the options granted under the Plans is ten years. The exercise price of incentive stock options must equal at least the fair market value on the date of grant. The exercise price of nonstatutory stock options and stock issued under purchase rights must equal at least 85% of the fair market value on the date of grant or time of issuance.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity under the stock incentive plans:

	Number of		Weighted Average
	Shares	Option Price	Exercise Price
	Outstanding	Per Share	Per Share

Balance at December 31, 2000	1,634,914	$.03-$10.00	$2.17
Granted	520,150	$.91-$ 2.64	$1.50
Exercised	(44,406)	$.03-$ 1.97	$0.27
Canceled	(395,943)	$1.13-$10.00	$2.27

Balance at December 31, 2001	1,714,715	$.17-$10.00	$1.98
Granted	341,800	$1.99-$ 3.09	$2.48
Exercised	(45,030)	$.17-$ 2.38	$0.64
Canceled	(85,547)	$1.50-$10.00	$2.33

Balance at December 31, 2002	1,925,938	$.17-$10.00	$2.08

      As of December 31, 2002, 769,711 shares were available for future grant. Following is a breakdown of the options outstanding and exercisable as of December 31, 2002:

			Weighted		Weighted
			Average		Average
		Weighted	Exercise		Exercise
		Average	Price of		Price of
Range of	Options	Remaining	Options	Options	Options
Exercise Prices	Outstanding	Life in years	Outstanding	Exercisable	Exercisable

$0.17	11,033	1.71	$0.17	11,033	$0.17
$0.67-$1.61	727,600	7.78	$1.45	438,841	$1.46
$1.70-$4.00	1,141,246	7.22	$2.29	713,928	$2.22
$4.69-$10.00	46,059	4.40	$7.13	42,777	$7.30

Total or Average	1,925,938	7.33	$2.08	1,206,579	$2.11

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our 1997 Employee Stock Purchase Plan provided for the issuance of shares of our common stock, up to a total of 350,000 shares, to eligible employees. The price of the common shares purchased under the Plan was equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever was lower. Employees who chose to participate in the plan could withhold between one and ten percent of their wages. However, an employee could not purchase more than 5,000 shares in any one offering period. As of December 31, 2002, all 350,000 had been purchased on this plan and no shares were available for issuance.

6.     Income Taxes

      For financial reporting purposes, income before income taxes includes the following components:

	Years Ended December 31,

	2000	2001	2002

United States	$409,500	$601,898	$1,146,649
Foreign	135,465	38,369	119,802

	$544,965	$640,267	$1,266,451

      The provision (benefit) for income taxes is as follows:

	Years Ended December 31,

	2000	2001	2002

Current:
Federal	$14,026	$1,807	$0
Foreign	0	0	11,411

Federal	14,026	1,807	11,411
Deferred (credit):
Federal	0	0	(305,000)

	$14,026	$1,807	$(293,589)

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,

	2000	2001	2002

Deferred tax assets:
Operating loss carryforwards	$1,921,300	$1,853,600	$1,611,600
Accrued liabilities	552,300	355,200	358,500
Tax credits	431,600	490,800	581,200

Total deferred tax assets	2,905,200	2,699,600	2,551,300
Deferred tax liabilities:
Computer software development costs expensed for tax	(502,200)	(421,200)	(556,200)
Excess tax depreciation	(138,800)	(80,800)	(43,800)

Total deferred tax liabilities	(641,000)	(502,000)	(600,000)

Net deferred tax assets	2,264,200	2,197,600	1,951,300
Valuation allowance	2,264,200	2,197,600	1,646,300

Net deferred tax asset	$0	$0	$305,000

      At December 31, 2002, we had net deferred tax assets of $2.0 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $1.6 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized during the year ending December 31, 2003. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of these net deferred tax assets. Examples of future events that may occur which would make the realization of such assets not likely are a lack of taxable income resulting from poor operating results.

      At December 31, 2002, we have federal net operating loss carryforwards of approximately $4.7 million that will begin expiring in 2018 unless previously utilized. At December 31, 2002, we have federal and state research and development tax credit carryforwards of approximately $489,400 and $78,000, respectively, that will begin expiring in 2012 unless previously utilized.

      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 2000, 2001 and 2002 to income before income taxes are as follows:

	December 31,

	2000	2001	2002

Provision at statutory rate	$185,829	$224,093	$443,258
Benefit for graduated rates	(5,450)	(6,402)	(12,665)
Increase (decrease) in valuation allowance	(103,600)	(66,600)	(551,300)
Permanent differences and other	(62,753)	(149,284)	(172,882)

Provision (benefit) for income taxes	$14,026	$1,807	$(293,589)

7.     Transactions with Affiliates

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Canada, Australia and Brazil. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $2.4 million, $2.1 million and $1.7 million in 2000, 2001 and 2002, respectively. Included in accounts receivable are $707,000, $762,600 and $504,100 from these revenues at December 31, 2000, 2001 and 2002, respectively.

      We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements were $2.3 million, $1.6 million and $1.9 million in 2000, 2001 and 2002, respectively. Related accounts receivable are $564,500, $660,400 and $661,900 at December 31, 2000, 2001 and 2002, respectively.

      We also license software to Xerox and affiliates of Xerox in the United States. These revenues were $443,700, $430,300 and $410,100 in 2000, 2001 and 2002, respectively. Related accounts receivable are $332,600, $316,800 and $76,200 at December 31, 2000, 2001 and 2002, respectively.

      On February 16, 2001, we commenced a self tender offer for 6,000,000 shares of our outstanding common stock. Xerox tendered all of its shares of Document Sciences common stock in the offer. The tender offer expired on March 23, 2001. In April 2001, we completed our tender offer and purchased 6,000,000 shares of our outstanding common stock for $2.00 per share.

      On February 16, 2001, Xerox also granted us an option to purchase up to 2,000,000 additional shares of our stock it owned after completion of the tender offer at the tender offer price. On April 16, 2001, we executed two promissory notes payable to Xerox pursuant to our exercise of the option to purchase 1,139,600 shares of our common stock owned by Xerox at $2.00 per share. Both notes were paid in February 2002.

      As a result of our tender offer and our exercise of the option to purchase additional shares of Xerox, Xerox presently owns less than 20% of our outstanding shares.

8.     Sales Commitments

      Beginning in 1999 through December 31, 2001, we selectively licensed software to a subset of our customers for non-cancelable three-year terms. Where we provided extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognized license revenue when invoices came due, as SOP 97-2 precluded us from recognizing the portion of these licenses that was not currently due from the customer. In 2002, we have not licensed any software in this manner.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at December 31, 2002:

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 1999	$841,030	$2,925,517	$3,766,547
2000 additions	66,329	3,171,475	3,237,804
Invoiced and included in deferred revenue	(419,295)	(2,674,323)	(3,093,618)

Balances at December 31, 2000	488,064	3,422,669	3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in deferred revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
2002 additions	-0-	2,508,365	2,508,365
Invoiced and included in deferred revenue	(27,141)	(3,011,460)	(3,038,601)

Balances at December 31, 2002	$-0-	$2,557,385	$2,557,385

      All revenue from the unrecognized revenue backlog will have been recognized by the end of the second quarter of 2006.

9.     Employee Retirement Plan

401(k) Plan

      We have an employee savings and retirement plan (the “401(k) Plan”) that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee’s compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee’s interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 2000, 2001 and 2002, we made discretionary contributions of $358,222, $304,146 and $275,469, respectively.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Financial Statements and Supplementary Data

      Supplementary interim financial information is presented as follows (unaudited):

	Quarters Ended

	March 31	June 30	September 30	December 31

2001
Revenues	$5,257,439	$5,654,141	$5,032,409	$6,175,648
Cost of revenues	1,683,494	1,394,637	1,337,854	1,570,307
Net income	(351,582)	723,488	196,118	70,436
Basic income per share	(0.03)	0.19	0.05	0.02
Diluted income per share	(0.03)	0.19	0.05	0.02
2002
Revenues	$4,846,631	$5,649,725	$5,995,030	$6,594,393
Cost of revenues	1,403,313	1,399,741	1,563,443	1,353,629
Net income (loss)	(588,926)	491,943	551,031	1,105,992
Basic income (loss) per share	(0.15)	0.13	0.14	0.29
Diluted income (loss) per share	(0.15)	0.12	0.13	0.26

SCHEDULE II

DOCUMENT SCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Year Ended December 31, 2000
Allowance for doubtful accounts	$765,873	$658,165	$411,861	$1,012,177
Year Ended December 31, 2001
Allowance for doubtful accounts	1,012,177	113,000	697,494	427,683
Year Ended December 31, 2002
Allowance for doubtful accounts	427,683	-0-	94,117	333,566

S-1