Form 10-Q
period 2003-03-31
DOCUMENT SCIENCES CORP
filed 2003-05-12
CIK 1016831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of May 12, 2003, there were 3,874,730 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$1,834,745	$2,284,367
Short-term investments	7,866,343	6,294,838
Accounts receivable, net	3,879,668	7,223,750
Due from affiliates	1,075,437	1,242,196
Unbilled revenue	15,076	161,159
Other current assets	784,584	756,268

Total current assets	15,455,853	17,962,578
Property and equipment, net	964,072	781,874
Software development costs, net	1,577,886	1,518,102
Goodwill, net	724,615	724,615
Other assets	194,046	197,497

Total assets	$18,916,472	$21,184,666

LIABILITIES
Current liabilities:
Accounts payable	$210,605	$192,945
Accrued compensation	832,099	1,580,521
Other accrued liabilities	269,452	495,679
Deferred revenue	9,263,416	9,689,774

Total current liabilities	10,575,572	11,958,919
Obligations under capital leases	85,021	—
Deferred revenue — long-term	22,405	44,810
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,875	3,858
Additional paid-in capital	10,814,807	10,786,007
Accumulated comprehensive income	(2,290)	10,981
Retained deficit	(2,582,918)	(1,619,909)

Total stockholders’ equity	8,233,474	9,180,937

Total liabilities and stockholders’ equity	$18,916,472	$21,184,666

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Initial license fees	$1,047,870	$1,355,031
Annual renewal license and support fees	2,599,839	2,295,959
Services and other	960,958	1,195,641

Total revenues	4,608,667	4,846,631
Cost of revenues:
Initial license fees	265,551	350,314
Annual renewal license and support fees	373,815	375,320
Services and other	680,782	677,679

Total cost of revenues	1,320,148	1,403,313

Gross margin	3,288,519	3,443,318
Operating expenses:
Research and development	1,403,552	1,626,513
Selling and marketing	2,198,803	1,676,612
General and administrative	689,834	744,562

Total operating expenses	4,292,189	4,047,687

Loss from operations	(1,003,670)	(604,369)
Interest and other income, net	64,070	15,443

Loss before income taxes	(939,600)	(588,926)
Provision for income taxes	23,410	—

Net loss	$(963,010)	$(588,926)

Net loss per share—basic	$(0.25)	$(0.15)

Weighted average shares used in basic calculation	3,869,878	3,848,659

Net loss per share—diluted	$(0.25)	$(0.15)

Weighted average shares used in diluted calculation	3,869,878	3,848,659

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

Operating activities
Net loss	$(963,010)	$(588,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,043	137,812
Loss on disposal of fixed assets	123	22,970
Amortization of software development costs	158,496	280,681
Provision for doubtful accounts	(618)	(6,435)
Changes in operating assets and liabilities:
Accounts receivable	3,345,052	871,448
Due from affiliates	170,784	444,978
Unbilled revenue	146,083	(24,799)
Other assets	(24,532)	(76,665)
Accounts payable	17,339	(49,232)
Accrued compensation	(748,437)	(195,278)
Other accrued liabilities	(249,254)	111,773
Deferred revenue	(449,298)	(129,886)

Net cash provided by operating activities	1,507,771	798,441
Investing activities
Purchases of short-term investments	(2,626,173)	(1,130,314)
Maturities of short-term investments	1,025,000	1,484,000
Purchases of property and equipment, net	(179,391)	(8,381)
Proceeds from disposal of assets	1,460	6,394
Additions to software development costs	(218,280)	(163,059)

Net cash provided by (used in) investing activities	(1,997,384)	188,640
Financing activities
Principal payments under capital lease obligations	(1,735)	—
Reduction of debt	—	(2,451,170)
Purchase of treasury stock	—	(48,311)
Sale of treasury stock	—	213
Issuance of common stock	28,817	28,766

Net cash provided by (used in) financing activities	27,082	(2,470,502)

Decrease in cash and cash equivalents	(462,531)	(1,483,421)
Effect of foreign currency on cash	12,909	(8,778)
Cash and cash equivalents at beginning of period	2,284,367	3,187,229

Cash and cash equivalents at end of period	$1,834,745	$1,695,030

Supplemental disclosure of cash flow information:
Interest paid	$—	$171,970

Capital lease obligations entered into for property and equipment	$109,313	$—

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Document Sciences Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms less than twelve months from the contract date if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Our goodwill was purchased on May 7, 1997, and had been amortized on a straight-line basis over 15 years. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Pursuant to this adoption, we reassessed the underlying value of our goodwill by analyzing future net cash flows and determined that no adjustment to the carrying value was required.

Note B—Transactions with Affiliates

We have distribution agreements with affiliates of Xerox Corporation providing for the non-exclusive right to sub-license our software in Europe, Australia, Canada and Latin America. The terms of the

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. We also have agreements with affiliates of Xerox providing the non-exclusive right to sub-license our software in the United States. Revenues from these affiliates, net of discounts, were $982,100 and $755,400 for the three months ended March 31, 2003 and 2002, respectively. Included in accounts receivable are $1.1 million and $1.3 million from these revenues at March 31, 2003 and 2002, respectively.

Note C—Computation of Net Income Per Share

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

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Weighted average common shares outstanding used in basic earnings per share calculation	3,869,878	3,848,659
Effect of dilutive stock options	—	—

Shares used in diluted earnings per share	3,869,878	3,848,659

Note D—Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-based Compensation, we have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB Opinion No. 25, among other things, when the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average

DOCUMENT SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of .58 to .94 and a weighted-average expected life of the option of seven years.

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

	Three Months ended March 31,

	2003	2002

Net loss, as reported less stock-based compensation expense	$(1,082,973)	$(729,114)
Adjusted pro forma basic net loss per share	$(0.28)	$(0.19)
Adjusted pro forma diluted net loss per share	$(0.28)	$(0.19)

Note E—Sales Commitments

Beginning in 1999 through December 31, 2001, we selectively licensed software to a subset of our customers for non-cancelable three-year terms. Where we provided extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognized license revenue when invoices came due, as SOP 97-2 precluded us from recognizing the portion of these licenses that was not currently due from the customer. In 2002 and in the three months ended March 31, 2003, we have not licensed any software in this manner.

We also sign customers to non-cancelable three-year maintenance agreements, which we recognize ratably over the service period. Amounts to be invoiced are not initially reflected on our Balance Sheet and are identified below. As we invoice against these agreements, the invoiced amounts are recorded first to Deferred Revenue and are then recognized as revenue ratably over the service period.

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at March 31, 2003:

	Unrecognized Revenue Backlog

		Maintenance
	Licenses	Agreements	Totals

Balances at December 31, 2000	$488,064	$3,422,669	$3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in Deferred Revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
2002 additions	—	2,508,365	2,508,365
Invoiced and included in Deferred Revenue	(27,141)	(3,011,460)	(3,038,601)

Balances at December 31, 2002	—	2,557,385	2,557,385
First quarter additions	—	—	—
Invoiced and included in Deferred Revenue	—	(720,618)	(720,618)

Balances at March 31, 2003	$—	$1,836,767	$1,836,767

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Forward-looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive, geopolitical and regulatory conditions and developments;

•	the market for document automation software;

•	market acceptance of our existing products and introduction of new products and enhancements to existing products;

•	continued profitability of our professional services;

•	maintaining our relationships with Xerox; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of that statement. We assume no obligation to update these forward-looking statements.

Overview

We develop, market and support a family of document automation software products and services used in high volume electronic publishing applications. We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares of Document Sciences owned by Xerox in April 2001, Xerox’s ownership interest has been reduced to approximately 19%.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in an additional general and administrative expense in the period such determination is made. At the end of each reporting period, we perform a rigorous review of outstanding balances by customer and invoice. We utilize statistical and account specific analysis to determine the adequacy of our reserve, as well as comparing balances to historical losses. If our assumptions or analysis are incorrect, our operating results for future periods may be adversely affected.

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, we had net deferred tax assets of $1.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $1.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized during the year ending December 31, 2003. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of these net deferred tax assets. An example of a future event that may occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results. Based on our operating results for the quarter ended March 31, 2003, we recorded a full valuation allowance for net operating losses generated during the quarter.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of income for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Initial license fees	23%	28%
Annual renewal license and support fees	56	47
Services and other	21	25

Total revenues	100	100
Cost of revenues:
Initial license fees	6	7
Annual renewal license and support fees	8	8
Services and other	15	14

Total cost of revenues	29	29

Gross profit	71	71
Operating expenses:
Research and development	30	33
Selling and marketing	48	35
General and administrative	15	15

Total operating expenses	93	83

Loss from operations	(22)	(12)
Interest and other income, net	1	—

Loss before income taxes	(21)	(12)
Provision for income taxes	—	—

Net loss	(21)%	(12)%

Revenues

Total revenues decreased 4% to $4.6 million for the three months ended March 31, 2003 from $4.8 million for the three months ended March 31, 2002, primarily due to a decline in initial license fees. Services and other revenue also declined, while annual license fees grew.

Sales Channels. We sell our products largely through a direct sales force domestically and through VARs internationally, with the majority of international revenue being derived from Xerox affiliates as discussed below. Revenues from export sales and sales through our foreign subsidiary increased 33% to

$1.3 million for the three months ended March 31, 2003 from $978,400 for the three months ended March 31, 2002. This increase is the result of higher revenues in Canada, Australia and Europe. Revenues from export sales were 28% and 20% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

We maintain VAR agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such agreements related to the licensing, maintenance and support of our products increased 22% to $852,900 for the three months ended March 31, 2003 from $699,900 for the three months ended March 31, 2002. Increased revenues were reported for our Canadian and Australian Xerox affiliates.

Initial license fees. Initial license fees decreased 29% to $1.0 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. This decrease is due to lower sales in the United States attributable to elongated sales cycles caused by the weak economy, uncertainty generated by geopolitical factors, tighter budgets and our new product introduction.

Annual renewal license and support fees. Annual renewal license and support fees increased 13% to $2.6 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. This increase is due to growth in our base of licensed software and in our list prices.

Services and other. Revenues from services and other decreased 20% to $961,000 for the three months ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002. This decrease is largely due to an increase in unbillable time related to personnel training in the use of xPression™.

Cost of Revenues

Cost of initial license fees. Costs of initial license fees were 25% and 26% of initial license fees for the three months ended March 31, 2003 and 2002, respectively. This decrease was due to less amortization of software development costs.

Cost of annual renewal license and support fees. Costs of annual license fees were 14% and 16% of annual license fees for the three months ended March 31, 2003 and 2002, respectively. This decrease was due to increased utility of our technical support staff, as our costs remained flat while our revenue increased.

Cost of services and other. Costs of services and other were 71% and 57% of services and other for the three months ended March 31, 2003 and 2002, respectively. This increase was due to lower services and other revenue, while our absolute costs remained flat.

Operating Expenses

Research and development. Research and development expenses decreased 13% to $1.4 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002. We capitalized $218,300 and $163,100 of software development costs for the three months ended March 31, 2003 and 2002, respectively. Notwithstanding capitalized software costs, research and development expenses decreased approximately $167,800 or 9% for the three months ended March 31, 2003. This decrease is due primarily to decreased expenditures for outside consultants and a decrease in allocated facility and communication costs.

Selling and marketing. Selling and marketing expenses increased 29% to $2.2 million for the three months ended March 31, 2003 from $1.7 million for the three months ended March 31, 2002. This increase is due primarily to increased personnel, advertising and tradeshow expenses due to our recent release of xPression.

General and administrative. General and administrative expenses decreased 7% to $689,800 for the three months ended March 31, 2003 from $744,600 for the three months ended March 31, 2002. This decrease is primarily due to lower salary-related costs and a decrease in allocated facility and communication costs.

Provision for income taxes. For the three months ended March 31, 2003, we have recognized $23,410 as income tax expense as a result of foreign taxes. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized during the year ending December 31, 2003. Based on our operating results for the quarter ended March 31, 2003, we recorded a full valuation allowance for net operating losses generated during the quarter.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments totaled $9.7 million at March 31, 2003, representing 51% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

Net cash provided by operating activities increased 88% to $1.5 million for the three months ended March 31, 2003 from $798,400 for the three months ended March 31, 2002. This increase is due largely to a favorable change in operating assets and liabilities.

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2003. Net cash provided by investing activities was $188,640 for the three months ended March 31, 2002. Cash used in investing activities for the three months ended March 31, 2003 related primarily to using excess cash to purchase short-term investments.

Net cash provided by financing activities was $27,100 for the three months ended March 31, 2003. Net cash used in financing activities was $2.5 million for the three months ended March 31, 2002. Cash used in financing activities for the three months ended March 31, 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer.

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

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. For instance, historically our revenues for the first quarter of the fiscal year have been lower than our revenues for the remaining quarters of the fiscal year. This disparity has adversely impacted, and may continue to adversely impact, our fiscal year end results from operations.

Additionally, our revenues and operating results are difficult to forecast, and our future results will depend upon many factors, including the following:

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $982,100 and $755,400 for the three months ended March 31, 2003 and 2002, respectively, representing 21% and 16% of our total revenues respectively.

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

We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy portions of our products or use information we consider proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

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

To grow our business, we must streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products can enjoy a significant competitive advantage and high market demand. We also must leverage our existing relationships with Xerox, IBM Corporation and their distribution channels and affiliates by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. Additionally, we must form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

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

Our future business, operating results and financial condition will depend upon market acceptance of our existing products, as well as our ability to respond to emerging industry standards and practices and to develop new products that address the future needs of our target markets. Our Autograph™ family of products has been applied mainly to document automation applications producing paper-based documents. We have started to extend our core technology to the Internet, intranets and commercial on-line services. However, we cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our new products, such as xPression, or enhancements to existing products will adequately meet the requirements of the marketplace or achieve market acceptance. Moreover, delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

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

We derived 49%, 37% and 14% of our initial license revenues for the three months ended March 31, 2003 from our CompuSet, DLS and xPression product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance, finance and print service industries accounted for 100% of domestic initial license revenues for the three months ended March 31, 2003. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 28% and 20% of our total revenues for the three months ended March 31, 2003 and 2002, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, for which they receive an agent fee. We license our products in Europe through VARs and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by the activities of Document Sciences Europe were $697,100 and $639,000 for the three months ended 2003 and 2002, respectively.

In Australia, Canada and Latin America, we distribute our products through Xerox affiliates and by direct sale in Canada. Revenues generated in these regions were $574,700 and $339,500 for the three months ended 2003 and 2002, respectively.

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

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Only our President and Chief Executive Officer and Chief Scientist have signed employment agreements with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract or retain other highly qualified product development, sales and managerial personnel in the future.

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

Software products as complex as those we offer, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our existing products or new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

•	loss of revenue or delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; or

•	increased service and warranty costs.

If any of these factors occur, it would have a material adverse effect upon our business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected second quarter 2003 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements. Under our current policies, we do not use currency derivatives or other financial instruments to manage or reduce exposure to changes in foreign currency exchange rates.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivatives or other financial instruments to manage or reduce exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2003. Declines in interest rates over time will, however, reduce our interest income.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5. OTHER INFORMATION

Pre-Approval of Non-Audit Services

Our independent auditors provided no non-audit services during the period covered by this quarterly report on Form 10-Q.

Minimum Advance Notice of Stockholder Proposals

Document Sciences stockholders are advised that we must be notified by no later than December 6, 2003 of any proposal or solicitation that any stockholder intends to present at the next annual meeting of stockholders and which the stockholders has not sought to have included in our proxy statement for the meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934. If a proponent fails to notify us before the required deadline, management proxies will be allowed to use their discretionary voting authority if the proposal is raised at the 2003 annual meeting, without any discussion of the matter in the proxy statement.

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
10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.

Exhibit
Number		Exhibit Description

10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8	(4)	1997 Employee Stock Purchase Plan, as amended.
10.9	(3)	Xerox Cooperative Marketing Agreement.
10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11	(4)	International Business Machines Marketing Agreement.
10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13	(2, 5)	John L. McGannon Employment Agreement.
10.14	(6)	Form of Software License and Software Support Agreement.
10.15	(6)	Form of Professional Services Agreement.
10.16	(6)	Form of Value Added Reseller Agreement.
10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
99.1		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)	Reports on Form 8-K.

We filed the following Current Report on Form 8-K during the first quarter of 2003:

              On February 18, 2003, we filed a Current Report on Form 8-K that included a press release issued on February 14, 2003, announcing transfer of the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation (Registrant)

Date: May 12, 2003	/s/ John L. McGannon

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

Dated: May 12, 2003	/s/ John L. McGannon

John L. McGannon President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description	Page

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3	(1)	Amended and Restated Bylaws of the Registrant.
3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1	(1)	Specimen Stock Certificate.
4.2	(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.
10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended and restated.
10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8	(4)	1997 Employee Stock Purchase Plan, as amended and restated.
10.9	(3)	Xerox Cooperative Marketing Agreement.
10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11	(4)	International Business Machines Marketing Agreement.
10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13	(2, 5)	John L. McGannon Employment Agreement.
10.14	(6)	Form of Software License and Software Support Agreement.
10.15	(6)	Form of Professional Services Agreement.
10.16	(6)	Form of Value Added Reseller Agreement.
10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
99.1		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.

(2)	Indicates management compensatory plan, contract or arrangement.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.