Form 10-Q
period 2003-06-30
DOCUMENT SCIENCES CORP
filed 2003-08-13
CIK 1016831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐    No  ☑

         As of August 11, 2003, there were 3,892,544 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$1,508,554	$2,284,367
Short-term investments	7,056,261	6,294,838
Accounts receivable, net	3,769,863	7,223,750
Due from affiliates	1,019,003	1,242,196
Unbilled revenue	—	161,159
Other current assets	949,038	756,268

Total current assets	14,302,719	17,962,578
Property and equipment, net	913,651	781,874
Software development costs, net	1,796,876	1,518,102
Goodwill, net	724,615	724,615
Other assets	196,655	197,497

Total assets	$17,934,516	$21,184,666

LIABILITIES
Current liabilities:
Accounts payable	$262,001	$192,945
Accrued compensation	832,618	1,580,521
Other accrued liabilities	369,661	495,679
Deferred revenue	8,918,670	9,689,774

Total current liabilities	10,382,950	11,958,919
Obligations under capital leases	79,816	—
Deferred revenue – long-term	—	44,810
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,890	3,858
Treasury stock	(11,390)	—
Additional paid-in capital	10,842,510	10,786,007
Accumulated comprehensive income	(1,182)	10,981
Retained deficit	(3,362,078)	(1,619,909)

Total stockholders’ equity	7,471,750	9,180,937

Total liabilities and stockholders’ equity	$17,934,516	$21,184,666

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues:
Initial license fees	$1,457,623	$2,238,122	$2,505,493	$3,593,153
Annual renewal license and support fees	2,593,637	2,359,159	5,193,476	4,655,118
Services and other	1,069,927	1,052,444	2,030,885	2,248,085

Total revenues	5,121,187	5,649,725	9,729,854	10,496,356
Cost of revenues:
Initial license fees	234,930	356,435	500,481	706,749
Annual renewal license and support fees	445,396	377,857	819,211	753,177
Services and other	720,203	665,449	1,400,985	1,343,128

Total cost of revenues	1,400,529	1,399,741	2,720,677	2,803,054

Gross margin	3,720,658	4,249,984	7,009,177	7,693,302
Operating expenses:
Research and development	1,272,434	1,165,428	2,675,986	2,791,941
Selling and marketing	2,576,154	1,774,965	4,774,957	3,451,577
General and administrative	692,892	871,844	1,382,726	1,616,406

Total operating expenses	4,541,480	3,812,237	8,833,669	7,859,924

Income (loss) from operations	(820,822)	437,747	(1,824,492)	(166,622)
Interest and other income, net	44,697	54,196	108,767	69,639

Income (loss) before income taxes	(776,125)	491,943	(1,715,725)	(96,983)
Provision for income taxes	3,034	—	26,444	—

Net income (loss)	$(779,159)	$491,943	$(1,742,169)	$(96,983)

Net income (loss) per share–basic	$(0.20)	$0.13	$(0.45)	$(0.03)

Weighted average shares used in basic calculation	3,880,010	3,848,496	3,874,944	3,848,594

Net income (loss) per share–diluted	$(0.20)	$0.12	$(0.45)	$(0.03)

Weighted average shares used in diluted calculation	3,880,010	4,231,783	3,874,944	3,848,594

See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(1,742,169)	$(96,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	218,123	255,069
Loss on disposal of fixed assets	423	22,970
Amortization of software development costs	311,354	531,043
Provision for doubtful accounts	(34,508)	(95,127)
Changes in operating assets and liabilities:
Accounts receivable	3,489,475	514,158
Due from affiliates	246,953	647,968
Unbilled revenue	161,159	31,057
Other assets	(189,701)	(183,449)
Accounts payable	63,579	70,027
Accrued compensation	(748,100)	143,888
Other accrued liabilities	(151,469)	32,142
Deferred revenue	(818,131)	(405,968)

Net cash provided by operating activities	806,988	1,466,795
Investing activities
Purchases of short-term investments	(3,123,777)	(1,896,345)
Maturities of short-term investments	2,300,000	1,713,000
Purchases of property and equipment, net	(241,568)	(71,628)
Proceeds from disposal of assets	1,160	6,644
Additions to software development costs	(590,128)	(777,744)

Net cash used in investing activities	(1,654,313)	(1,026,073)
Financing activities
Principal payments under capital lease obligations	(6,940)	—
Reduction of debt	—	(2,451,170)
Purchase of treasury stock	(11,390)	(110,574)
Sale of treasury stock	—	61,231
Issuance of common stock	56,535	28,766

Net cash provided by (used in) financing activities	38,205	(2,471,747)

Decrease in cash and cash equivalents	(809,120)	(2,031,025)
Effect of foreign currency on cash	33,307	4,743
Cash and cash equivalents at beginning of period	2,284,367	3,187,229

Cash and cash equivalents at end of period	$1,508,554	$1,160,947

Supplemental disclosure of cash flow information:
Interest paid	$—	$171,970

Capital lease obligations entered into for property and equipment	$109,313	$—

See notes to condensed consolidated financial statements.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results of operations and cash flows for the interim periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Document Sciences Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

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

Note B – Transactions with Affiliates

We have distribution agreements with affiliates of Xerox Corporation providing for the non-exclusive right to sub-license our software in Europe, Australia, Canada and Latin America. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. We also have agreements with affiliates of Xerox providing the non-exclusive right to sub-license our software in the United States. Revenues from these affiliates, net of discounts, were $1.3 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2003 and 2002.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

Included in accounts receivable are $1.0 million and $1.2 million from these affiliates at June 30, 2003 and 2002, respectively.

Note C – Net Income Per Share

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding stock options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Weighted average common shares outstanding used in basic EPS calculation	3,880,010	3,848,496	3,874,944	3,848,594
Effect of dilutive stock options	—	383,287	—	—

Shares used in diluted EPS calculation	3,880,010	4,231,783	3,874,944	3,848,594

Note D – Stock-Based Compensation

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

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share for the interim periods presented have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of .58 to 1.56 and a weighted-average expected life of the option of seven years.

DOCUMENT SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on our operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$(779,159)	$491,943	$(1,742,169)	$(96,983)
Less stock-based compensation expense	115,680	150,208	235,431	290,397

Pro forma net income (loss)	$(894,839)	$341,735	$(1,977,600)	$(387,380)

Adjusted pro forma basic net income (loss) per share	$(0.23)	$0.09	$(0.51)	$(0.05)
Adjusted pro forma diluted net income (loss) per share	$(0.23)	$0.08	$(0.51)	$(0.05)

Note E–Sales Commitments

Beginning in 1999 through December 31, 2001, we selectively licensed software to a subset of our customers for non-cancelable three-year terms. Where we provided extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognized license revenue when invoices came due, as SOP 97-2 precluded us from recognizing the portion of these licenses that was not currently due from the customer. Since 2001, we have not licensed any software in this manner.

We also sign customers to non-cancelable three-year maintenance agreements, which we recognize ratably over the service period. Amounts to be invoiced are not initially reflected on our Balance Sheet and are identified below. As we invoice against these agreements, the invoiced amounts are recorded first to Deferred Revenue and are then recognized as revenue ratably over the service period.

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at June 30, 2003:

	Unrecognized Revenue Backlog Maintenance
	Licenses	Agreements	Totals
Balances at December 31, 2000	$488,064	$3,422,669	$3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in Deferred Revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
2002 additions	—	2,508,365	2,508,365
Invoiced and included in Deferred Revenue	(27,141)	(3,011,460)	(3,038,601)

Balances at December 31, 2002	—	2,557,385	2,557,385
2003 additions	—	—	—
Invoiced and included in Deferred Revenue	—	(886,834)	(886,834)

Balances at June 30, 2003	$—	$1,670,551	$1,670,551

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

Our actual results could differ materially from those discussed herein, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We assume no obligation to update these forward-looking statements.

Overview

We develop, market and support a family of document automation and content processing software used in high volume print and transactional web-based applications. Our traditional document automation software, Autograph, is typically implemented within specific departments of a customer. However, our content processing platform, xPression, is generally applicable to multiple departments of a customer. In light of the multiple departments and committees involved in the purchasing decision, the sales cycle tends to be longer for xPression than for our Autograph products.

We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation. Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares of Document Sciences owned by Xerox in April 2001, Xerox’s ownership interest was further reduced to approximately 19%.

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

Annual renewal license and support fees (ALF) are recognized ratably over the contract period. Included in our ALF are unspecified maintenance releases. Our contracts do not provide for specific upgrades. In addition, our standard contracts do not provide for rights of return or conditions of acceptance; however, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained. We believe this approach to revenue recognition, when acceptance criteria exist, would not result in materially different amounts being reported under different conditions or using different assumptions.

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

Deferred Income Taxes.  Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, we had net deferred tax assets of $1.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $1.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized during the next 12 months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of these net deferred tax assets. An example of a future event that may occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results. Based on our operating results for the six months ended June 30, 2003, we recorded a full valuation allowance for net operating losses generated during the quarter ended June 30, 2003.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Initial license fees	28%	40%	26%	34%
Annual renewal license and support fees	51	42	53	44
Services and other	21	18	21	22

Total revenues	100	100	100	100
Cost of revenues:
Initial license fees	4	6	5	7
Annual renewal license and support fees	9	7	9	7
Services and other	14	12	14	13

Total cost of revenues	27	25	28	27

Gross profit	73	75	72	73
Operating expenses:
Research and development	25	21	28	27
Selling and marketing	50	31	49	33
General and administrative	14	15	14	15

Total operating expenses	89	67	91	75

Income (loss) from operations	(16)	8	(19)	(2)
Interest and other income, net	1	1	1	1

Income (loss) before income taxes	(15)	9	(18)	(1)
Provision for income taxes	—	—	—	—

Net income (loss)	(15)%	9%	(18)%	(1)%

Revenues

Total revenues decreased 9% to $5.1 million for the three months ended June 30, 2003 from $5.6 million for the three months ended June 30, 2002 and decreased 7% to $9.7 million for the six months ended June 30, 2003 from $10.5 million for the six months ended June 30, 2002. These decreases were attributable to a decline in initial license fees as explained below. Services and other revenue also declined, while annual license fees grew.

Sales Channels.  We sell our products largely through a direct sales force domestically and through VARs internationally, with the majority of international revenue being derived from Xerox affiliates as discussed below. Revenues from export sales and sales through our foreign subsidiary increased 25% to $1.5 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002, and increased 27% to $2.8 million for the six months ended June 30, 2003 from $2.2 million for the six months ended June 30, 2002. These increases were the result of higher revenues in Canada, Brazil and Europe. Revenues from export sales were 30% and 22% of total revenues for the three months ended June 30, 2003 and 2002, respectively, and 29% and 21% of total revenues for the six months ended June 30, 2003 and 2002, respectively.

We maintain VAR agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such agreements related to the licensing, maintenance and support of our products increased 19% to $1.1 million for the three months ended June 30, 2003 from $925,000 for the three months ended June 30, 2002, and increased 19% to $1.9 million for the six months ended June 30, 2003 from $1.6 million for the six months ended June 30, 2002. Increased revenues were reported for our European and Brazilian Xerox affiliates.

Initial license fees.  Initial license fees decreased 35% to $1.5 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002, and decreased 30% to $2.5 million for the six months ended June 30, 2003 from $3.6 million for the six months ended June 30, 2002. These decreases were due to our sales being impacted by our transition of the marketing and sales of our software products from one based exclusively on our existing Autograph suite to one focused largely around our new xPression architecture. Sales of our enterprise-wide xPression product line often involve more participants in the corporate decision-making process than sales of our Autograph suite. Additionally, we are still generating customer references, which are typically required in the industries into which we sell. In this regard, sales of xPression have been less successful than planned due to the transition difficulties, as well as the weak state of the overall economy and the related effect on corporate buying decisions.

Annual renewal license and support fees.  Annual renewal license and support fees increased 10% to $2.6 million for the three months ended June 30, 2003 from $2.4 for the three months ended June 30, 2002, and increased 12% to $5.2 million for the six months ended June 30, 2003 from $4.7 million for the six months ended June 30, 2002. These increases were due to growth in our base of licensed software and increases in our list prices.

Services and other.  Revenues from services and other was $1.1 million for both the three months ended June 30, 2003 and 2002, and decreased 10% to $2.0 million for the six months ended June 30, 2003 from $2.2 million for the six months ended June 30, 2002. The decrease for the six-month period was largely due to an increase in unbillable time related to the installation of and personnel training in the use of xPression.

Cost of Revenues

Cost of initial license fees.  Costs of initial license fees were 16% of initial license fees for the three months ended June 30, 2003 and 2002, and were 20% of initial license fees for the six months ended June 30, 2003 and 2002.

Cost of annual renewal license and support fees.  Costs of annual license fees were 17% and 16% of annual license fees for the three months ended June 30, 2003 and 2002, respectively, and were 16% of annual license fees for the six months ended June 30, 2003 and 2002. The increase for the three-month period was due to increased headcount needed to support xPression.

Cost of services and other.  Costs of services and other were 67% and 63% of services and other for the three months ended June 30, 2003 and 2002, respectively, and were 69% and 60% of services and other for the six months ended June 30, 2003 and 2002, respectively. These increases were due to unbillable time related to the installation of and personnel training in the use of xPression.

Operating Expenses

Research and development.  Research and development expenses increased 9% to $1.3 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002, and decreased 4% to $2.7 million for the six months ended June 30, 2003 from $2.8 million for the six months ended June 30, 2002. We capitalized $371,800 and $614,700 of software development costs for the three months ended June 30, 2003 and 2002, respectively, and $590,100 and $777,700 for the six months ended June 30, 2003 and 2002, respectively. Excluding capitalized software costs, research and development expenses decreased approximately $135,800 or 8% for the three months ended June 30, 2003 and decreased approximately $303,600 or 9% for the six months ended June 30, 2003. These decreases were due primarily to decreased expenditures for outside consultants and a decrease in allocated facility and communication costs.

Selling and marketing.   Selling and marketing expenses increased 45% to $2.6 million for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002, and increased 38% to $4.8 million for the six months ended June 30, 2003 from $3.5 million for the six months ended June 30, 2002. These increases were due primarily to increased personnel, promotional and tradeshow expenses in support of our recent release of xPression. However, towards the end of June 2003, we reduced our sales and marketing staff by eight people which we expect will reduce our sales and marketing expenses in future periods.

General and administrative.  General and administrative expenses decreased 21% to $692,900 for the three months ended June 30, 2003 from $871,800 for the three months ended June 30, 2002, and decreased 14% to $1.4 million for the six months ended June 30, 2003 from $1.6 million for the six months ended June 30, 2002. These decreases were primarily due to lower salary-related costs and a decrease in allocated facility and communication costs.

Provision for income taxes.  For the six months ended June 30, 2003, we have recognized $26,400 as income tax expense as a result of foreign taxes. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized during the next 12 months. Based on our operating results for the six months ended June 30, 2003, we recorded a full valuation allowance for net operating losses generated during the quarter ended June 30, 2003.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments totaled $8.6 million at June 30, 2003, representing 48% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

Net cash provided by operating activities decreased 45% to $807,000 for the six months ended June 30, 2003 from $1.5 million for the six months ended June 30, 2002. This decrease was largely due to an increase in net loss offset by a reduction in accounts receivable.

Net cash used in investing activities increased 61% to $1.7 million for the six months ended June 30, 2003 from $1.0 million for the six months ended June 30, 2002. This increase was primarily due to using excess cash to purchase short-term investments.

Net cash provided by financing activities was $38,200 for the six months ended June 30, 2003. Net cash used in financing activities was $2.5 million for the six months ended June 30, 2002. Cash used in financing activities for the six months ended June 30, 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.3 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively, representing 23% and 17% of our total revenues respectively.

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

We derived 52%, 30% and 18% of our initial license revenues for the six months ended June 30, 2003 from our CompuSet, DLS and xPression product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance, finance and print service industries accounted for 92% of domestic initial license revenues for the six months ended June 30, 2003. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 30% and 22% of our total revenues for the three months ended June 30, 2003 and 2002, respectively, and 29% and 21% of our total revenues for the six months ended June 30, 2003 and 2002, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, for which they receive an agent fee. We license our products in Europe through VARs and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by the activities of Document Sciences Europe were $1.0 million and $829,300 for the three months ended June 30, 2003 and 2002, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.

In Australia, Canada and Latin America, we distribute our products through Xerox affiliates and by direct sale in Canada. Revenues generated in these regions were $375,900 and $378,600 for the three months ended June 30, 2003 and 2002, respectively, and $827,400 and $689,800 for the six months ended June 30, 2003 and 2002, respectively.

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

Our business is dependent on the market for document automation and content processing software.

The market for document automation software is intensely competitive, highly fragmented and subject to rapid change. We cannot assure you that the market for document automation software will continue to grow or that, if it does grow, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance, and if the document automation software market develops more slowly than we currently anticipate, our business, operating results and financial condition would be materially adversely affected.

In addition, the commercial market for content processing of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with such services. It is difficult to predict whether the demand for related products and services would increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this market.

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

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Only our President, Chief Executive Officer and Chief Financial Officer and Chief Scientist have signed employment agreements with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract or retain other highly qualified product development, sales and managerial personnel in the future.

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

Software products as complex as those we offer, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. Although our business has not been adversely affected by any such errors to date, we cannot assure you that, despite our testing and testing by current and potential customers, errors will not be found in our existing products or new products or releases. If these errors are discovered after the commencement of commercial shipments, it could result in any of the following:

•	loss of revenue or delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; and/or

•	increased service and warranty costs.

If any of these factors occur, it would have a material adverse effect upon our business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected third quarter 2003 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could differ from the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In this regard, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements. Under our current policies, we do not use currency derivatives or other financial instruments to manage or reduce exposure to changes in foreign currency exchange rates.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivatives or other financial instruments to manage or reduce exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2003. Declines in interest rates over time will, however, reduce our interest income.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Document Sciences required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any pending material legal proceedings, nor were any such proceedings terminated during the period covered by this quarterly report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on April 29, 2003, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
John L. McGannon	3,345,921	35,213
Thomas L. Ringer	3,246,660	134,474
James J. Costello	3,293,286	87,848
Barton L. Faber	3,285,643	95,491
Colin J. O’Brien	3,307,887	73,247

In addition, the following proposals were voted on at our Annual Meeting:

		Affirmative Votes	Negative Votes	Abstain	Broker Non-votes
1.	Proposal to approve the reservation of an additional 150,000 shares of our Common Stock for issuance under our 1997 Employee Stock Purchase Plan.	3,114,152	266,982	0	0
2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003.	3,379,509	1,625	0	0

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

                Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit Number		Exhibit Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3	(1)	Amended and Restated Bylaws of the Registrant.
3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1	(1)	Specimen Stock Certificate.
4.2	(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.
10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8	(4)	1997 Employee Stock Purchase Plan, as amended.
10.9	(3)	Xerox Cooperative Marketing Agreement.
10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11	(4)	International Business Machines Marketing Agreement.
10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13	(2, 5)	John L. McGannon Employment Agreement.
10.14	(6)	Form of Software License and Software Support Agreement.
10.15	(6)	Form of Professional Services Agreement.
10.16	(6)	Form of Value Added Reseller Agreement.
10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
31		Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2)	Indicates management compensatory plan, contract or arrangement.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)	Reports on Form 8-K.

                We filed the following Current Report on Form  8-K during the second quarter of 2003:

                On April 25, 2003, we filed a Current Report on Form  8-K that included a press release issued on April 25, 2003, announcing our first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: August 11, 2003	/s/ JOHN L. MCGANNON
John L. McGannon
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3	(1)	Amended and Restated Bylaws of the Registrant.
3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1	(1)	Specimen Stock Certificate.
4.2	(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(1, 2)	1993 Stock Option Plan and Form of Agreement.
10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4	(1, 2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8	(4)	1997 Employee Stock Purchase Plan, as amended.
10.9	(3)	Xerox Cooperative Marketing Agreement.
10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11	(4)	International Business Machines Marketing Agreement.
10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13	(2, 5)	John L. McGannon Employment Agreement.
10.14	(6)	Form of Software License and Software Support Agreement.
10.15	(6)	Form of Professional Services Agreement.
10.16	(6)	Form of Value Added Reseller Agreement.
10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc.and the Registrant.
31		Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2)	Indicates management compensatory plan, contract or arrangement.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.