Form 10-Q
period 2003-09-30
DOCUMENT SCIENCES CORP
filed 2003-11-12
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of November 11, 2003, there were 3,915,668 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (UNAUDITED)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$2,354,342	$2,284,367
Short-term investments	6,112,899	6,294,838
Accounts receivable, net	4,117,482	7,223,750
Due from affiliates	1,481,072	1,242,196
Unbilled revenue	16,506	161,159
Other current assets	818,416	756,268

Total current assets	14,900,717	17,962,578
Property and equipment, net	744,520	781,874
Capitalized software costs, net	2,221,524	1,518,102
Goodwill, net	724,615	724,615
Other assets	197,309	197,497

Total assets	$18,788,685	$21,184,666

LIABILITIES
Current liabilities:
Accounts payable	$227,908	$192,945
Accrued compensation	914,102	1,580,521
Other accrued liabilities	462,181	495,679
Deferred revenue	9,952,223	9,689,774

Total current liabilities	11,556,414	11,958,919
Obligations under capital leases	74,611	—
Deferred revenue – long-term	—	44,810

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,916	3,858
Treasury stock	(11,390)	—
Additional paid-in capital	10,893,151	10,786,007
Accumulated comprehensive income	(24,759)	10,981
Retained deficit	(3,703,258)	(1,619,909)

Total stockholders’ equity	7,157,660	9,180,937

Total liabilities and stockholders’ equity	$18,788,685	$21,184,666

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues:
Initial license fees	$1,010,677	$2,730,381	$3,516,170	$6,323,534
Annual renewal license and support fees	2,660,336	2,438,126	7,853,812	7,093,244
Services and other	909,558	826,523	2,940,443	3,074,608

Total revenues	4,580,571	5,995,030	14,310,425	16,491,386
Cost of revenues:
Initial license fees	286,043	544,547	786,524	1,251,296
Annual renewal license and support fees	444,889	399,363	1,264,100	1,152,540
Services and other	700,474	619,533	2,101,459	1,962,661

Total cost of revenues	1,431,406	1,563,443	4,152,083	4,366,497

Gross margin	3,149,165	4,431,587	10,158,342	12,124,889
Operating expenses:
Research and development	873,259	1,190,777	3,549,245	3,982,718
Selling and marketing	1,837,325	2,028,392	6,612,282	5,479,969
General and administrative	688,127	693,235	2,070,853	2,309,641

Total operating expenses	3,398,711	3,912,404	12,232,380	11,772,328

Income (loss) from operations	(249,546)	519,183	(2,074,038)	352,561
Interest and other income (loss), net	(80,627)	31,848	28,140	101,487

Income (loss) before income taxes	(330,173)	551,031	(2,045,898)	454,048
Provision for income taxes	11,007	—	37,451	—

Net income (loss)	$(341,180)	$551,031	$(2,083,349)	$454,048

Net income (loss) per share–basic	$(0.09)	$0.14	$(0.54)	$0.12

Weighted average shares used in basic calculation	3,900,727	3,838,704	3,883,538	3,845,297

Net income (loss) per share–diluted	$(0.09)	$0.13	$(0.54)	$0.11

Weighted average shares used in diluted calculation	3,900,727	4,199,673	3,883,538	4,279,343

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income (loss)	$(2,083,349)	$454,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	322,495	384,129
Loss on disposal of fixed assets	124,425	36,860
Amortization of computer software costs	487,778	992,934
Provision for doubtful accounts	26,023	(110,577)
Changes in operating assets and liabilities:
Accounts receivable	3,080,139	334,495
Due from affiliates	(208,965)	581,711
Unbilled revenue	144,653	202,558
Other assets	(59,683)	(186,073)
Accounts payable	31,390	(16,915)
Accrued compensation	(666,469)	295,715
Other accrued liabilities	(59,332)	(94,442)
Deferred revenue	215,796	(38,632)

Net cash provided by operating activities	1,354,901	2,835,811
Investing activities
Purchases of short-term investments	(3,103,269)	(2,477,118)
Maturities of short-term investments	3,190,000	2,308,000
Purchases of property and equipment	(300,801)	(124,899)
Proceeds from disposal of assets	1,160	7,044
Additions to capitalized software costs	(1,191,200)	(1,386,111)

Net cash used in investing activities	(1,404,110)	(1,673,084)
Financing activities
Principal payments under capital lease obligations	(12,145)	—
Reduction of debt	—	(2,451,170)
Purchase of treasury stock	(11,390)	(146,841)
Sale of treasury stock	—	61,231
Issuance of common stock option exercise of options	107,202	28,766

Net cash provided by (used in) financing activities	83,667	(2,508,014)

Increase (decrease) in cash and cash equivalents	34,458	(1,345,287)
Effect of foreign currency on cash	35,517	6,816
Cash and cash equivalents at beginning of period	2,284,367	3,187,229

Cash and cash equivalents at end of period	$2,354,342	$1,848,758

Supplemental disclosure of cash flow information:
Interest paid	$—	$171,970

Capital lease obligations entered into for property and equipment	$109,313	$—

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

Note B—Revenue Recognition

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

Note C—Transactions with Affiliates

We have distribution agreements with affiliates of Xerox Corporation providing for the non-exclusive right to sub-license our software in Europe, Australia, Canada and Latin America. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. We also have agreements with affiliates of Xerox providing the non-exclusive right to sub-license our software in the United States. Revenues from these affiliates, net of

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discounts, were $1.0 million for each of the three months ended September 30, 2003 and 2002, and $3.3 million and $2.8 million for the nine months ended September 30, 2003 and 2002, respectively. Included in accounts receivable are $1.5 million and $1.2 million from these affiliates at September 30, 2003 and 2002, respectively.

Note D—Net Income (Loss) Per Share

We present our earnings (loss) per share information in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

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

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Weighted average common shares outstanding used in basic EPS calculation	3,900,727	3,838,704	3,883,538	3,845,297
Effect of dilutive stock options	—	360,969	—	434,046

Shares used in diluted EPS calculation	3,900,727	4,199,673	3,883,538	4,279,343

Note E—Stock-Based Compensation

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

As required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share for the interim periods presented have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of .35 to 1.09 and a weighted-average expected life of the option of seven years.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss)	$(341,180)	$551,031	$(2,083,349)	$454,048
Less stock-based compensation expense	(183,526)	(156,007)	(503,946)	(457,344)

Pro forma net income (loss)	$(524,706)	$395,024	$(2,587,295)	$(3,296)

Adjusted pro forma basic net income (loss) per share	$(0.13)	$0.10	$(0.67)	$(0.00)
Adjusted pro forma diluted net income (loss) per share	$(0.13)	$0.09	$(0.67)	$(0.00)

Note F—Sales Commitments

Beginning in 1999 through December 31, 2001, we selectively licensed software to a subset of our customers for non-cancelable three-year terms. Where we provided extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognized license revenue when invoices came due, as SOP 97-2 precluded us from recognizing the portion of these licenses that was not then currently due from the customer. Since 2001, we have not licensed any software in this manner.

We also sign customers to non-cancelable three-year maintenance agreements, which we recognize ratably over the service period. Amounts to be invoiced are not initially reflected on our Balance Sheet and are identified below. As we invoice against these agreements, the invoiced amounts are recorded first to Deferred Revenue and are then recognized as revenue ratably over the service period.

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at September 30, 2003:

	Unrecognized Revenue Backlog
	Licenses	Maintenance Agreements	Totals
Balances at December 31, 2000	$488,064	$3,422,669	$3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in Deferred Revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
2002 additions	—	2,508,365	2,508,365
Invoiced and included in Deferred Revenue	(27,141)	(3,011,460)	(3,038,601)

Balances at December 31, 2002	—	2,557,385	2,557,385
2003 additions	—	—	—
Invoiced and included in Deferred Revenue	—	(1,445,224)	(1,445,224)

Balances at September 30, 2003	$—	$1,112,161	$1,112,161

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from the current unrecognized revenue backlog will be recognized by the end of the 2nd quarter of 2006.

Note G—Recently Issued Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 provides guidance for determining whether and how to consolidate variable interest entities (VIEs). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. The party with the majority of the variability in gains or losses of the VIE is required to consolidate the VIE. FIN No. 46 applies to companies with fiscal year ends of December 31, 2003. We are evaluating the impact of FIN No. 46. However, we believe that we do not have an interest in any VIE and thus FIN No. 46 will not currently affect us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive, geopolitical and regulatory conditions and developments;

•	the market for document automation and content processing software;

•	market acceptance of our existing products and introduction of new products and enhancements to existing products;

•	continued profitability of our professional services;

•	maintaining our relationships with Xerox; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation. Following our initial public offering of stock in September 1996, Xerox’s ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares of Document Sciences owned by Xerox in April 2001, Xerox’s ownership interest was further reduced to approximately 19%.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in an additional general and administrative expense in the period such determination is made. At the end of each reporting period, we perform a detailed review of outstanding balances by customer and invoice. We utilize statistical and account specific analysis to determine the adequacy of our reserve, as well as comparing balances to historical losses. If our assumptions or analysis are incorrect, our operating results for future periods may be adversely affected.

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, we had net deferred tax assets of $1.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $1.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized based on anticipated taxable income. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during the fourth quarter of 2003 or a reduction in currently anticipated future taxable income in 2004. Based on our operating results for the nine months ended September 30, 2003, we recorded a full valuation allowance for the deferred tax assets generated from the net operating losses incurred during 2003.

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

The following table sets forth the percentage of total revenues, cost of revenues, operating expenses and other items in our consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Initial license fees	22%	45%	25%	38%
Annual renewal license and support fees	58	41	55	43
Services and other	20	14	20	19

Total revenues	100	100	100	100
Cost of revenues:
Initial license fees	6	9	5	7
Annual renewal license and support fees	10	7	9	7
Services and other	15	10	15	12

Total cost of revenues	31	26	29	26

Gross profit	69	74	71	74

Operating expenses:
Research and development	19	20	25	24
Selling and marketing	40	34	46	34
General and administrative	15	11	15	14

Total operating expenses	74	65	86	72

Income (loss) from operations	(5)	9	(15)	2
Interest and other income (loss), net	(2)	—	—	1

Income (loss) before income taxes	(7)	9	(15)	3
Provision for income taxes	—	—	—	—

Net income (loss)	(7)%	9%	(15)%	3%

Revenues

Total revenues decreased 24% to $4.6 million for the three months ended September 30, 2003 from $6.0 million for the three months ended September 30, 2002 and decreased 13% to $14.3 million for the nine months ended September 30, 2003 from $16.5 million for the nine months ended September 30, 2002. These decreases were attributable to a decline in initial license fees as explained below. Services and other revenue also declined for the nine-month period, while annual license fees grew for both periods.

Sales Channels. We sell our products largely through a direct sales force domestically and through VARs internationally, with the majority of international revenue being derived from Xerox affiliates as discussed below. Revenues from export sales and sales through our foreign subsidiary decreased 11% to $1.3 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002, and increased 12% to $4.1 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002. The decrease in the three-month period is the result of lower revenues in Canada, Brazil and Europe. The increase in the nine-month period is the result of higher revenues in Australia, Brazil and Europe. Revenues from export sales were 29% and 25% of total revenues for the three months ended September 30, 2003 and 2002, respectively, and 29% and 22% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

We maintain VAR agreements with various Xerox foreign affiliates to remarket our products internationally. Our revenues from such agreements related to the licensing, maintenance and support of our products increased 4% to $1.0 million for the three months ended September 30, 2003 from $959,900 for the three months ended September 30, 2002, and increased 14% to $2.9 million for the nine months ended September 30, 2003 from $2.6 million for the nine months ended September 30, 2002. The increase was due to increased revenues reported for our Australian, European and Brazilian Xerox affiliates.

Initial license fees. Initial license fees decreased 63% to $1.0 million for the three months ended September 30, 2003 from $2.7 million for the three months ended September 30, 2002, and decreased 44% to $3.5 million for the nine months ended September 30, 2003 from $6.3 million for the nine months ended September 30, 2002. These decreases were due to the impact of transitioning our marketing and sales effort from one based exclusively on our existing Autograph suite to one focused largely around our new xPression architecture. Sales of our enterprise-wide xPression product line often involve more participants in the corporate decision-making process than sales of our Autograph suite. Additionally, we are still generating customer references, which are typically required in the industries into which we sell. In this regard, sales of xPression have been less successful than planned due to the transition difficulties, as well as the weak state of the overall economy and the related effect on corporate buying decisions.

Annual renewal license and support fees. Annual renewal license and support fees increased 9% to $2.7 million for the three months ended September 30, 2003 from $2.4 for the three months ended September 30, 2002, and increased 11% to $7.9 million for the nine months ended September 30, 2003 from $7.1 million for the nine months ended September 30, 2002. These increases were due to growth in our base of licensed software and increases in our list prices.

Services and other. Services and other increased 10% to $909,600 for the three months ended September 30, 2003 from $826,500 for the three months ended September 30, 2002, and decreased 4% to $2.9 million for the nine months ended September 30, 2003 from $3.1 million for the nine months ended September 30, 2002. The increase for the three-month period was largely due to low revenues for the three months ended September 30, 2002, which was due to customer delays in initiating contracted projects. The decrease for the nine-month period was largely due to an increase in unbillable services performed related to the support of and personnel training in the use of xPression.

Cost of Revenues

Cost of initial license fees. Costs of initial license fees were 28% and 20% of initial license fees for the three months ended September 30, 2003 and 2002, respectively, and were 22% and 20% of initial license fees for the nine months ended September 30, 2003 and 2002, respectively. These increases were due to lower sales relative to our largely fixed costs.

Cost of annual renewal license and support fees. Costs of annual license fees were 17% and 16% of annual license fees for the three months ended September 30, 2003 and 2002, respectively, and were 16% of annual license fees for the nine months ended September 30, 2003 and 2002. The increase for the three-month period was due to an increase in staff to support xPression.

Cost of services and other. Costs of services and other were 77% and 75% of services and other for the three months ended September 30, 2003 and 2002, respectively, and were 71% and 64% of services and other for the nine months ended September 30, 2003 and 2002, respectively. These increases were due to unbillable time related to the support of, and personnel training in, the use of xPression.

Operating Expenses

Research and development. Research and development expenses decreased 27% to $873,300 for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002, and decreased 11% to $3.5 million for the nine months ended September 30, 2003 from $4.0 million for the nine months ended September 30, 2002. We capitalized $601,100 and $608,400 of software development costs for the three months ended September 30, 2003 and 2002, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. All costs capitalized in 2003 are related to xPression. After adding back capitalized software costs, research and development expenditures decreased approximately $324,800 or 18% for the three months ended September 30, 2003 and decreased approximately $628,400 or 12% for the nine months ended September 30, 2003. These decreases were due primarily to decreased expenditures for outside consultants and a decrease in allocated facility and communication costs.

Selling and marketing. Selling and marketing expenses decreased 9% to $1.8 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002, and increased 21% to $6.6 million for the nine months ended September 30, 2003 from $5.5 million for the nine months ended September 30, 2002. The decrease for the three-month period was mainly due to our mid-year 2003 reduction of staff. The increase for the nine-month period was due primarily to increased personnel, promotional and tradeshow expenses in support of the release of xPression.

General and administrative. General and administrative expenses decreased 1% to $688,100 for the three months ended September 30, 2003 from $693,200 for the three months ended September 30, 2002, and decreased 10% to $2.1 million for the nine months ended September 30, 2003 from $2.3 million for the nine months ended September 30, 2002. These decreases were primarily due to lower salary-related costs and a decrease in allocated facility and communication costs.

Provision for income taxes. For the nine months ended September 30, 2003, we have recognized $37,500 as income tax expense as a result of foreign taxes. No valuation allowance has been recorded to offset the remaining $305,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized based on anticipated taxable income. Based on our operating results for the nine months ended September 30, 2003, we recorded a full valuation allowance for the deferred tax assets generated from the net operating losses incurred during 2003.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments totaled $8.5 million at September 30, 2003, representing 44% of total assets. We intend to continue to invest in short-term, interest-bearing, investment grade securities.

Net cash provided by operating activities decreased 52% to $1.4 million for the nine months ended September 30, 2003 from $2.8 million for the nine months ended September 30, 2002. This decrease was largely due to an increase in net loss primarily offset by an increase in our collection of accounts receivable.

Net cash used in investing activities decreased 16% to $1.4 million for the nine months ended September 30, 2003 from $1.7 million for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in additions to software development costs.

Net cash provided by financing activities was $83,700 for the nine months ended September 30, 2003. Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2002. Cash used in financing activities for the nine months ended September 30, 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. Lease commitments for the next five years are $403,600, $126,193, $54,768, $55,786 and $50,684, respectively.

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

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Additionally, our revenues and operating results are difficult to forecast, and our future results will depend upon many factors, including the following:

•	the demand for our products;

•	the level of product competition and price competition;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force and indirect distribution channels;

•	the acceptance and timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	the activities of and acquisitions by our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and to control costs; and

•	general domestic and international economic conditions.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.3 million and $2.8 million for the nine months ended September 30, 2003 and 2002, respectively, representing 23% and 17% of our total revenues respectively.

There can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Though we intend to continue our existing relationships with Xerox, our strategy is to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our plans to become more independent will not adversely affect our business, results of operations and financial condition. Our failure to maintain these relationships, particularly with Xerox and its affiliates, or to establish new relationships in the future, could have a material adverse effect on our business, operating results and financial condition.

Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now are, or in the future may become, our competitors. There can be no assurance that Xerox or one of its affiliated companies will not engage in business that directly competes with us. In addition, Xerox has ongoing internal development activities that could in the future lead to products that compete with us. Xerox could in the future expand these relationships or enter into additional ones, and as a result our business could be materially adversely affected.

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

We derived 48%, 20% and 32% of our initial license revenues for the nine months ended September 30, 2003 from our CompuSet, DLS and xPression product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance, finance and print service industries accounted for 94% of domestic initial license revenues for the nine months ended September 30, 2003. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

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

We are continuing our focus on the consulting services component of our professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical document automation and content processing applications. This strategy is dependent on retaining and hiring professionals to perform these consulting services. Should we be unable to maintain the necessary services workforce, our business and financial condition could be materially adversely affected.

We may be exposed to risks associated with international operations.

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 29% and 25% of our total revenues for the three months ended September 30, 2003 and 2002, respectively, and 29% and 22% of our total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, for which they receive an agent fee. We license our products in Europe through VARs and to a lesser extent, direct sales. Our VARs are principally Xerox affiliates who re-market our products. Revenues generated by the activities of Document Sciences Europe were $679,900 and $849,700 for the three months ended September 30, 2003 and 2002, respectively, and $2.4 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively.

In Australia, Canada and Latin America, we distribute our products through Xerox affiliates and by direct sale in Canada. Revenues generated in these regions were $586,800 and $426,700 for the three months ended September 30, 2003 and 2002, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Only John L. McGannon, our President, Chief Executive Officer and Chief Financial Officer and our Chief Scientist have signed employment agreements with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract or retain other highly qualified product development, sales and managerial personnel in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. The primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected fourth quarter 2003 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could differ from the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In this regard, some currencies may weaken while others may strengthen. Each month we review our position for expected currency exchange rate movements. Under our current policies, we do not use currency derivatives or other financial instruments to manage or reduce exposure to changes in foreign currency exchange rates.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivatives or other financial instruments to manage or reduce exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2003. Declines in interest rates over time will, however, reduce our interest income.

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

10.1	(1,2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(1,2)	1993 Stock Option Plan and Form of Agreement.

10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended and restated.

10.4	(1,2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.

10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.

10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.

10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.

10.8	(4)	1997 Employee Stock Purchase Plan, as amended and restated.

10.9	(3)	Xerox Cooperative Marketing Agreement.

10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.

10.11	(4)	International Business Machines Marketing Agreement.

10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.13	(2,5)	John L. McGannon Employment Agreement.

10.14	(6)	Form of Software License and Software Support Agreement.

10.15	(6)	Form of Professional Services Agreement.

10.16	(6)	Form of Value Added Reseller Agreement.

10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

31		Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2)	Indicates management compensatory plan, contract or arrangement.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b)	Reports on Form 8-K.

We filed the following Current Report on Form 8-K during the third quarter of 2003:

On July 31, 2003, we filed a Current Report on Form 8-K that included a press release issued on July 30, 2003, announcing our second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date:	November 11, 2003	/s/ John L. McGannon
John L. McGannon President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(1)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

4.2	(6)

Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(1,2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(1,2)	1993 Stock Option Plan and Form of Agreement.

10.3	(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.4	(1,2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.

10.5	(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.

10.6	(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.

10.7	(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.

10.8	(4)	1997 Employee Stock Purchase Plan, as amended.

10.9	(3)	Xerox Cooperative Marketing Agreement.

10.10	(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.

10.11	(4)	International Business Machines Marketing Agreement.

10.12	(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.13	(2,5)	John L. McGannon Employment Agreement.

10.14	(6)	Form of Software License and Software Support Agreement.

10.15	(6)	Form of Professional Services Agreement.

10.16	(6)	Form of Value Added Reseller Agreement.

10.17	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

31		Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2)	Indicates management compensatory plan, contract or arrangement.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.