Form 10-K
period 2003-12-31
DOCUMENT SCIENCES CORP
filed 2004-03-19
CIK 1016831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒    No ☐

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold at June 30, 2003 was $11,782,388.

As of March 19, 2004, there were 3,252,974 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be held on April 29, 2004, which proxy statement will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2003.

i

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	the market for document automation software (including the emerging content processing market);

•	market acceptance of enhancements to our existing products and introduction of new products;

•	continued profitability of our professional services;

•	maintaining our relationships with Xerox Corporation and our other distribution partners; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under “Item 1. Business – Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Document Sciences Corporation develops, markets and supports a family of document automation software used in high volume print and transactional web-based applications. Document automation has become increasingly important as more companies realize the productivity benefits of automating the generation of personalized documents that include the precise layout of regulated content, personal financial data and in-context, one-to-one marketing information. Our established Autograph document automation software products, as well as our newer xPression content processing product family, each enable automated publishing solutions for many industries, including insurance, financial services, managed healthcare and commercial print outsourcing. Our software products facilitate an important form of communication between organizations and their customers by employing enterprise data assets and business compliance rules to produce high-quality, personalized regulated documents that are ready to print on demand, to email or to distribute over the web in real-time using HTML or Adobe Systems’ (Adobe) Portable Document Format (PDF®) technology. Our Autograph and xPression software products are licensed to approximately 575 customers worldwide who collectively produce over an estimated one billion customized documents per month. Our portable Autograph and our newer xPression software platforms enable cost-effective, on demand, high volume or real-time transactional publishing that is high quality, in compliance and fully automated. Our software products are compatible with a wide array of popular computing environments from traditional mainframe computer systems, distributed client/server PC and UNIX configurations, as well as scalable J2EE application server platforms.

Company Formation

We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation (Xerox). Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares from Xerox, in April 2001, Xerox’s ownership interest was reduced to 19.9%, and then on November 18, 2003, we purchased Xerox’s remaining shares in a private transaction. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Available Information

This annual report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.docscience.com, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference in this report and should not be considered part of this report. In addition, the Securities and Exchange Commission website, www.sec.gov, contains reports, proxy and information statements and other information about us.

Products

Our established Autograph and our newer xPression software product families currently address two major functional areas within the emerging enterprise content management (ECM) arena: Regulated Content Processing and Document Publishing. In addition, all of our software products can be complemented by our professional services organization.

We generally license our products for an upfront initial license fee and an annual renewal license and support fee, usually between 15% and 20% of the initial license fee, which is required for the initial year and subsequent years. We also offer the right to license for perpetual use of our products and, in these cases, maintenance agreements are charged at between 15% and 20% of the list price of the initial license fees. The list price for a license of CompuSet, our core Autograph product, is currently $90,000 for a mainframe installation and $45,000 for a Windows or UNIX operating system. The list price for an initial license of xPression is currently $200,000 for the IBM WebSphere or BEA WebLogic platforms. Additional product options range from $3,000 to $70,000. A typical new account sale through our direct channel is currently about $200,000 for initial software licenses, $40,000 for the initial maintenance and $75,000 for professional services.

Regulated Content Processing

Our Autograph and xPression regulated content processing products provide solutions for the creation, revision and management of document content used in several types of regulated document automation applications. Our Autograph product family consists of the Document Library Service (DLS) Server and Client products, DLS eCor and DLSCOM. Unlike other general-purpose content processing products, our Autograph DLS products are optimized for highly regulated document applications such as contract and policy production. In xPression, an enhanced version of the equivalent Autograph product functionality is provided through a more open J2EE/XML architecture that can be more tightly integrated with other enterprise applications. As such, the xPression content processing components can coexist with and significantly extend the capabilities of a scalable ECM environment.

Autograph DLS Server and Clients. DLS Server manages the document content creation process required in complex, regulated text-intensive documents, such as proposals, contracts, policies and customer correspondence. Our DLS products use a client server architecture for accessing data and files stored on a mainframe or on an NT network server. Our DLS Client product manages the text content created with Microsoft Corporation’s (Microsoft) Word® and internally stored in HTML. The DLS text content is tracked and managed in a multi-authoring environment that supports access security, content searching, revision control and approval workflow. In addition to content creation and management, the DLS Client product enables the definition of complex assembly and business rules required for interactive or automated document assembly and composition using Microsoft Word and/or our CompuSet publishing engine. DLS supports criteria-based content selection mechanism for generating a Microsoft Word document or a CompuSet tagged file, based on application volume requirements. The personalized document assembly can occur in a high volume manner on the server or in a just-in-time, on-demand manner on the local DLS Client computer.

Autograph DLS eCor and DLSCOM. DLS eCor and DLSCOM further augment our DLS technology capabilities by providing a rich feature-set that is targeted at enterprise-wide correspondence applications. DLS eCor enables the on-demand generation of customer correspondence through corporate call centers. DLS eCor is web based and features an integrated Java editor that can be used to make additional manual or exception changes to pre-assembled customer correspondence. DLS eCor supports an email-based change tracking, approval and workflow process to ensure document integrity and compliance. DLSCOM is a component product version that enables the deployment of our DLS technology in a Microsoft COM/DCOM environment. With DLSCOM and/or DLS eCor, customers can tightly integrate our DLS products into a customer relationship management (CRM) or other correspondence system of their choice.

XPression Regulated Content Processing. Our newer xPression products provides a migration path for our established Autograph DLS products. XPression is developed in Java, adhering to J2EE open standards for compatibility with application server platforms such as IBM WebSphere and BEA WebLogic. Furthermore, xPression is based around open XML standards for open data and business logic description and interchange. XPression supports the capabilities found within the Autograph DLS product line, as well as significantly extends core functionality in the areas of data capture and handling (xPression Admin), document and rules design (xPression Design), interactive real-time document generation (xPression Response) and collaborative document revision and approval (xPression Revise). XPression also extends capabilities in the increasingly important areas of integration and connectivity (xPression Framework). In 2003, due to long sales cycles and implementation problems, sales of xPression were less than anticipated. In 2004, we expect to release additional versions and extensions to our xPression product family.

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

Document Output Processing. The CompuSet Emitters transform CompuSet generated output into a number of popular Page Description Languages, or PDLs, for subsequent printing, electronic distribution and/or archive storage for future retrieval and viewing. These PDLs provide device-specific instructions for rendering text, forms, images and graphics into finished documents. The Emitters also condition the PDLs for transport over a variety of high-speed printing interfaces and for support of various finishing devices. The PDL formats currently supported are Xerox Metacode, International Business Machines Corporation’s (IBM) AFPDS®, Hewlett-Packard Company’s PCL® and Adobe’s PostScript® and PDF. Output Processing extends the Emitters by enabling inline output stream manipulation including stream splitting, merging, resequencing, sorting, bundling and bar coding. These features are necessary for postal optimization, for the support of finishing equipment without further post-processing and for multi-channel applications that require both print and electronic (email) distribution. This part of the Autograph architecture is extensible and new Emitters can be developed as necessary. In 2002, additional Emitter extensions were released, including support for Xerox’s popular VIPP specification, enabling high-volume full-color production on Xerox DocuColor and iGen product lines.

Autograph Rapid Application Development Tools. The Visual CompuSet Professional Edition (VCPro) application development tools run on Microsoft Windows® and simplify variable document application design and prototyping. VCPro supports all of the composition features of the NT, UNIX and mainframe CompuSet production engines to ensure exact design for all supported production platforms, and includes a variety of content Importer, Merge, Font and Emitter tools necessary for basic application development. The content Importers accept externally generated document content, including text, forms, static graphics and scanned images, and converts them into CompuSet compatible formats. VCPro also provides an extensible and easy-to-use Graphical User Interface (GUI) platform that enables the description of a complex variable data environment, including related data processing and tagging instructions, and associates this data with CompuSet style specifications and variable content such as sections, paragraphs, tabular elements, images, photographs and data-driven graphics. VCPro features WYSIWYG interaction and drag-and-drop operability. The feature set is rich and general-purpose and the design centerline is the generation of complex, high-value statements. In 2002, VCPro was extended to provide support for the new Xerox VIPP Emitter option as well as to enable the transactional generation of documents in web server applications.

XPression Document Publishing. As with Autograph, our xPression product family is fully compatible with our core CompuSet, Emitter and Output Processing products. However, and rather than using the Autograph VCPro application development tools, xPression Design is integrated with Microsoft Word, the industry-standard authoring and design tool for regulated documents such as contracts and correspondence. Furthermore, xPression Design has been designed to integrate with other XML-compatible industry-standard tools planned to be supported in the future. In 2003, we developed xPression Publish, a new Java-based composition engine. The design of the new composition engine incorporates the majority of the features available in the established CompuSet engine as well as significant extensions in the areas of multi-frame page layout, Unicode multi-language support including support for double-byte Asian languages and scalable multi-threaded performance. The new composition engine will support high-volume print applications as well as real-time transactional eBusiness applications.

Autograph and xPression for the Enterprise

Our products are usually licensed initially for a single document automation application. Regulated content applications such as policies and contracts are typically implemented using our Autograph DLS products whereas statement applications are typically implemented using our Autograph VCPro product, in each case driving document production through the CompuSet products. Some customers license the entire Autograph product suite for use across multiple applications throughout their enterprise. Our xPression product family is targeted at customers that require universal content processing services on an open, standardized, enterprise-wide basis.

Professional Services

In addition to our software products, we provide a comprehensive suite of professional services that can assist customers in the implementation of mission-critical document automation applications. Professional services include on-site software installation, consulting services, customer training programs and telephone support programs. Our consulting services are currently focused on assisting in the sale of high margin initial software licenses by providing project management, requirements analysis, application design and development services. Our consulting services can also be provided in conjunction with our system integration partners. In addition to consulting services, we provide introductory and advanced-level education classes for our Autograph and xPression products at our headquarters in San Diego, our offices in Milwaukee and Washington DC and at customer sites. We believe that the use of our professional services enables customers to deploy our document automation products more rapidly and effectively. Our professional services and customer support organizations employed a staff of 47 as of December 31, 2003.

Sales and Marketing

Our sales and marketing organization targets vertical industry markets that require document automation and high volume, high quality document personalization. We currently license our products using a combination of direct sales and alternative channels. In North America, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are provided with pre-sales technical support through qualified solution analysts. Account executives and solution analysts are located throughout the United States and in Canada to provide optimal coverage. Outside of North America, we distribute our software products through value added resellers (VARs) in Australia, South America and Asia. Our subsidiary, Document Sciences Europe, markets our products in Europe, Africa and the Middle East by providing VAR channel management and support and by defining European market and product requirements. Our European VARs include both Xerox Europe affiliates and independent document automation solution providers. Our sales and marketing organization employed a staff of 35 as of December 31, 2003.

We are continuing to increase both our product offerings and markets through joint marketing, sales and distribution and development relationships with other major companies. Current relationships include formal and informal marketing and sales alliances with American Management Systems (AMS), Computer Science Corporation (CSC), Edgewater Technology Inc., IBM Inc. and Xerox. These relationships provide qualified sales leads for our products and extend our sales coverage and networking capabilities. In addition, we also support partner relationships with complementary technology companies such as FileNet and Oracle, Inc. as well as numerous insurance admin system vendors such as Ascendant One, Fiserv, Harlosh, Solcorp, Sunguard and Worldgroup. We participate in joint marketing events with our key partners whenever appropriate and feasible. Furthermore, we actively market our products and solutions at industry focused trade shows, through focused regional seminars and through a variety of web marketing mechanisms, including webinars.

Research and Development

We are continuing to enhance our web functionality across all of our major product offerings. We engage customers in a formal requirements analysis that is based on the Quality Function Deployment (QFD) process, which is a formal procedure for interviewing customers, identifying their needs and prioritizing specific product features. As a result, we have identified a number of customer requirements for the production of regulated, electronic documents in the future. Our major development initiatives in 2004 address several of these key requirements as brought to our attention through our ongoing QFD process.

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

The xPression product offerings are being developed as components that adhere to open standards for large-scale systems integration such as J2EE and XML. By developing products using open standards we can expand the delivery of our products through large systems integrators and other channels. By offering application migration paths wherever possible we enable our Autograph customers to purchase our newer xPression offerings. We have signed another two-year development services agreement with Objectiva Software Solutions, Inc. (Objectiva) to provide us development services in connection with our ongoing development of xPression.

We can make no assurance that we will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that such new products will achieve market acceptance. See “Risk Factors – Our growth depends on market acceptance of our existing products and our introduction of new products and enhancements to existing products.”

We expect to continue enhancing our existing products and to develop new products, particularly as they relate to multi-channel, content automation applications. Our research and development expenditures have grown substantially since our inception. Such expenditures, not including amounts capitalized, were $5.9 million, $7.0 million and $6.3 million in 2001, 2002 and 2003, respectively. Our development organization employed a staff of 34 as of December 31, 2003. Through the development services agreement with Objectiva effective January 16, 2004, we have a dedicated staff of 14 developers and architects that are devoted exclusively to our xPression project. We also employ independent contractors as needed to supplement our permanent development staff.

Competition

The market for document automation products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their existing document automation processes to our document automation software. We also face competition from DocuCorp International, Inc. and InSystems Technologies, Inc. in the insurance industry; Metavante in banking and financial services; Group 1 Software, Inc.; Exstream Software, Inc. and numerous other smaller competitors. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed base of customers than we do. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price.

It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft and Adobe, and from large corporations providing database and content management software solutions, such as Documentum and Oracle Corporation. In addition, Xerox or IBM, either directly or through affiliated entities, could become large competitors. Moreover, as the market for document automation software develops, a number of these or other companies with significantly greater resources than ours could attempt to enter or increase their presence in the document automation market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Patents, Licenses and Proprietary Rights

Our success is dependent, in part, on our ability to protect our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. However, these afford only limited protection. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. See “Risk Factors – Our growth is dependent upon successfully protecting our proprietary rights.”

In addition, we also rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurances that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, licensed and integrated, which would adversely affect our business, operating results and financial condition.

Customers

We derived 21% of our revenues through Xerox and its affiliates in 2003. As a result, discontinuation of agreements and other business transactions that may adversely impact our relationship with Xerox could have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2003, we had 128 employees including 47 in professional services and customer support, 35 in sales and marketing, 34 in research and development and 12 in finance and administration. None of our employees are represented by labor unions. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Financial Information about Segments and Geographic Areas

The information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region is set forth at the end of the Annual Report under the heading “Notes to Consolidated Financial Statements – 3. Geographic Information” and is incorporated herein by reference.

Risk Factors

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our common stock or other securities is cautioned to carefully consider these factors. If any of the following risks actually occur, our business, results of future operations and financial condition could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose part or all of your investment.

Our quarterly results fluctuate significantly and we may not be able to grow our business.

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Additionally, our revenues and operating results are difficult to forecast, and our future results will depend upon many factors, including the following:

•	the demand for our products;

•	the level of product and price competition;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force or indirect distribution channels;

•	the acceptance and timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	the activities of and acquisitions by our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates;

•	our ability to develop and market new products and to control costs; and

•	general domestic and international economic conditions.

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

As a result of these factors, results from operations for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. Accordingly, you should not rely upon them as an indication of our future performance. Furthermore, our operating results in future quarters may fall below the expectations of market analysts and investors. If this occurs, the price of our common stock would likely be materially adversely affected.

Our growth depends on market acceptance of our existing products and our introduction of new products and enhancements to existing products.

Our future business, operating results and financial condition depends upon market acceptance of our existing products, as well as our ability to respond to emerging industry standards and practices and to develop new products that address the future needs of our target markets. Our Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We have started to extend our core technology to the Internet, intranets and commercial on-line services. However, we cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our newer products, such as xPression, or enhancements to existing products will adequately meet the requirements of the marketplace or achieve market acceptance. Moreover, delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

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

Longer than expected sales cycles and implementation periods have and may continue to affect our revenues and operating results.

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally involves a sales cycle of three months to more than one year in order to educate our prospective customers regarding the use and benefits of our products. In addition, the implementation of our products by customers involves a significant commitment of their resources over an extended period of time and is commonly associated with substantial customer business process reengineering efforts. Sales of our enterprise-wide xPression product line often involve many participants in the corporate decision-making process. Additionally, we have experienced defects in our software which have caused implementation problems, as well as difficulties in generating customer references which have subsequently caused a longer sales cycle. For these and other reasons, our sales cycles and customer implementation periods are subject to a number of significant delays over which we have little or no control. Any delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on our business and results of operations and cause our operating results to vary significantly from quarter to quarter.

We currently derive a significant portion of our revenues through Xerox.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $4.1 million, $4.0 million and $4.3 million in 2001, 2002 and 2003, respectively, representing 19%, 17% and 21% of our total revenues, respectively.

In November 2003, we paid $2.7 million to Xerox to repurchase the remaining 740,024 shares of Document Sciences’ common stock owned by Xerox. Since Xerox no longer has an equity interest in us, there may be less incentive in continuing to do business with us at the same level. Though we intend to continue our existing relationships with Xerox, our strategy is to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our plans to become more independent will not adversely affect our business, results of operations and financial condition. Our failure to maintain these relationships or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

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

The market for our document automation products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical, and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations and direct competition from numerous software vendors, including Docucorp International, Inc., InSystems Technologies, Inc., Group 1 Software, Inc., Exstream Software, Inc. and Metavante Corporation. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

Our operating results are substantially dependent on sales of a small number of products in highly concentrated industries.

We derived 51%, 19% and 30% of our initial license revenues from our CompuSet, DLS and xPression product lines in 2003, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance, finance and print service industries in the United States accounted for 52%, 32% and 12% of initial license revenues in 2003, respectively. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

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

Software products as complex as those we offer, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. We have experienced defects on the introduction of our xPression product line and we have worked to address this problem, but we cannot assure you that, despite our testing as well as testing by current and potential customers, errors will not be found in our existing products or new products or releases. Defects discovered after the commencement of commercial shipments, can result in any of the following:

•	loss of revenue;

•	delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; or

•	increased service and warranty costs.

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

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 21%, 23% and 27% of our total revenues in 2001, 2002 and 2003, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, Africa and the Middle East, for which they receive an agent fee. We license our products in Europe through VARs and to a much lesser extent, direct sales. Xerox affiliates accounted for 61% of total revenues. Revenues generated by the activities of this subsidiary were $2.7 million, $3.2 million and $3.2 million in 2001, 2002 and 2003, respectively.

In Australia, Canada and South America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. Revenues generated in these regions were $2.1 million, $2.1 million and $2.3 million in 2001, 2002 and 2003, respectively.

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

Additional risks inherent in our international business activities include:

•	losing the services of our key resellers;

•	difficulties in managing our international operations;

•	lack of acceptance of our localized products in foreign countries;

•	our limited experience in localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	currency fluctuations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences including restrictions on the repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

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

In addition, the commercial market for content processing of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with such services. It is difficult to predict whether the demand for related products and services would increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in the future in this market.

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

ITEM 2.    PROPERTIES

We lease approximately 21,300 square feet for our principal administrative, sales, marketing, training and research and development facility in Carlsbad, California. This lease expires on February 28, 2005. Our subsidiary in France occupies approximately 2,200 square feet of office space with a renewable lease expiring on April 15, 2005. In addition, our regional office in Milwaukee, Wisconsin occupies approximately 3,400 square feet of office space pursuant to a lease expiring on October 31, 2008. Sales representatives and field technical support personnel operate from their homes. The current properties that we lease are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, we may become involved in legal proceedings from time to time. As of March 17, 2004, we were not a party, nor was our property subject, to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Our common stock is presently traded on The Nasdaq SmallCap Market under the symbol “DOCX.” Until February 18, 2003, our common stock was traded on The Nasdaq National Market System. The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported on The Nasdaq National Market System. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Fiscal 2002
First quarter ended March 31, 2002	$3.00	$2.30
Second quarter ended June 30, 2002	$2.60	$2.10
Third quarter ended September 30, 2002	$2.55	$2.10
Fourth quarter ended December 31, 2002	$3.50	$1.95

Fiscal 2003
First quarter ended March 31, 2003	$5.35	$2.81
Second quarter ended June 30, 2003	$7.75	$3.09
Third quarter ended September 30, 2003	$4.49	$3.06
Fourth quarter ended December 31, 2003	$4.95	$3.28

We had 3,252,974 shares outstanding and 92 record holders of our common stock as of March 19, 2004. We did not make any sales of unregistered stock in 2001, 2002 or 2003. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this annual report on Form 10-K.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations
Net revenues	$24,305	$22,579	$22,120	$23,086	$20,445
Income (loss) from operations	1,366	(416)	359	1,173	(1,727)
Net income (loss)	2,111	531	638	1,560	(1,754)
Net income (loss) per share	0.20	0.05	0.11	0.36	(0.47)
Shares used in per share calculations	10,817	11,153	5,831	4,286	3,768

Balance Sheet
Working capital	$16,611	$17,151	$5,036	$6,004	$701
Total assets	30,423	31,496	19,706	21,185	17,624
Stockholders’ equity	20,280	21,134	7,700	9,181	4,744

The drop in working capital from 2000 to 2001 was due to our tender offer completed in April 2001 where we purchased 6,000,000 shares of our outstanding common stock for $2.00 per share. The drop in working capital from 2002 to 2003 was mainly due to our November 2003 purchase of 740,024 shares of our outstanding common stock for $2.7 million and a decrease in accounts receivable of $1.9 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those described below, including those risks described in the section entitled, “Business – Risk Factors,” and elsewhere in this Annual Report. Our discussion and analysis of the financial condition and results of operations of Document Sciences and its subsidiary should be read in conjunction with the consolidated financial statements and related notes.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, we had net deferred tax assets of $2.7 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.4 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2004. As a result of our assessment at December 31, 2003, we decreased our valuation allowance by $30,000.

Results of Operations for the Years Ended December 31, 2001, 2002 and 2003

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2001	2002	2003
Revenues:
Initial license fees	37%	42%	29%
Annual renewal license and support fees	39	41	52
Services and other	24	17	19

Total revenues	100	100	100
Cost of revenues:
Initial license fees	7	7	5
Annual renewal license and support fees	7	7	8
Services and other	13	11	14

Total cost of revenues	27	25	27

Gross profit	73	75	73
Operating expenses:
Research and development	24	24	23
Selling and marketing	32	33	42
General and administrative	15	13	16

Total operating expenses	71	70	81

Income (loss) from operations	2	5	(8)
Interest and other income (loss), net	1	1	0

Income (loss) before income taxes	3	6	(8)
Provision (benefit) for income taxes	0	(1)	1

Net income (loss)	3%	7%	(9)%

Revenues

Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally.

The following table summarizes revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2001		2002		2003
Initial license fees	$8,200	(20)%	$9,592	17%	$5,994	(38)%
Annual renewal license and support fees	8,708	1	9,577	10	10,595	11
Services and other	5,212	41	3,917	(25)	3,856	(2)

Total revenues	$22,120	(2)%	$23,086	4%	$20,445	(11)%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products. The decrease in 2003 was due to the impact of transitioning our marketing and sales effort from one based exclusively on our existing Autogragh suite to one focused largely around xPression. However, sales of our enterprise-wide xPression product line often involve more participants in the corporate decision-making process than sales of our Autograph suite. We have experienced defects and installation problems on the introduction of our xPression product line that we are working to rectify. As a result of these factors, we have had difficulties in generating customer references, which are typically required in the industries into which we sell. In this regard, sales of xPression have been less successful than planned due to transition difficulties, as well as the weak state of the overall economy and the related effect on corporate buying decisions.

The increase in 2002 was due to higher sales in the United States, Canada and Europe, as well as the release of xPression. Additionally, 2002 initial license fees benefited from several contracts where customers extended their relationships with us following the expiration of their three-year contracts. Such contract extensions totaled $2.4 million.

The components of initial license fees (in thousands) consist of the following:

	Years Ended December 31,
	2001	2002	2003
Products:
CompuSet	$5,401	$6,666	$3,047
xPression	—	616	1,770
Document Library Services	2,718	2,216	1,153
Document Viewing Services	81	94	24

Total initial license fees	$8,200	$9,592	$5,994

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued use and support of our licensed products. The increases in 2003 and 2002 were due to increases in our base of licensed software and in our list prices.

Services and other. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues. The decrease in 2002 was largely due to customer delays in initiating contracted projects, as well as the mix of software being licensed that requires fewer services.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2001		2002		2003
Initial license fees	$1,495	(9)%	$1,600	7%	$1,082	(32)%
Annual renewal license and support fees	1,499	14	1,514	1	1,690	12
Services and other	2,992	20	2,606	(13)	2,822	8

Total cost of revenues	$5,986	10%	$5,720	(4)%	$5,594	(2)%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The decrease in 2003 was primarily the result of lower sales and a decrease in the amortization of software due to full amortization of Autograph products. The increase in 2002 was primarily the result of higher sales and an increase in the amortization of software due to the general release of xPression.

Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. The increase in 2003 was due to an increase in staff to support xPression. Due to increased efficiencies, our headcount remained about the same in 2002 relative to 2001.

Cost of services and other. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The increase in 2003 was due to unbillable time related to the support of, and personnel training in, the use of xPression. The decrease in 2002 was primarily due to attrition and redeployment of personnel to other departments.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2001		2002		2003
Research and development	$5,203	25%	$5,456	5%	$4,656	(15)%
Selling and marketing	7,152	(14)	7,756	8	8,555	10
General and administrative	3,419	(32)	2,981	(13)	3,367	13

Total operating expenses	$15,774	(10)%	$16,193	3%	$16,578	2%

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products. We have extended our development services and referral agreement with Objectiva for an additional two years. Effective January 16, 2004, this $3.3 million agreement will continue to provide us with development services in connection with xPression. In 2003, Objectiva performed 50% of the services of the previous two-year agreement and we paid them $1.5 million.

The following table shows the breakout of capitalized software development costs (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2001		2002		2003
Research and development (net)	$5,203	25%	$5,456	5%	$4,656	(15)%
Capitalized software development costs	717	(40)	1,581	121	1,652	5

Research and development (gross)	$5,920	11%	$7,037	19%	$6,308	(10)%

Capitalized software development costs mainly include payroll related costs of our engineering resources and consulting fees paid to Objectiva in relation to the development of xPression. The amount of software development costs to be capitalized in the future may change if the time between the establishment of technological feasibility of a product and its general release changes. The increase in capitalized software development costs in 2003 was due to additional resources working on xPression. The decrease in gross development costs in 2003 was primarily due to a $243,000 decrease in allocated facility and communication costs, $241,000 decrease in personnel costs and a $111,000 decrease in expenditures for outside consultants. The increase in capitalized software development costs in 2002 was due to development costs of our new product, xPression. The increase in gross development costs in 2002 was primarily due to new expenditures with Objectiva.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The increase in 2003 was primarily due to a

$413,000 increase in personnel costs in support of the release of xPression and a $250,000 increase in outside sales contractors. The increase in 2002 was primarily due to a $399,000 increase in personnel costs and a $202,000 increase in trade show and travel costs.

General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. The increase in 2003 was primarily due to a $520,000 provision for a European Value Added Tax assessment that we are currently appealing and a $193,000 increase in professional fees offset by a $173,000 decrease in allocated facility and communication costs. The decrease in 2002 was primarily due to a $150,000 decrease in allocated facility and communication costs, $113,000 decrease in bad debt expense and a $99,000 decrease in personnel costs.

Other Items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and notes to Xerox and losses on disposals of fixed assets. Interest and other income, net was $281,000, $93,900 and $52,300 in 2001, 2002 and 2003, respectively. The decrease in 2003 was the result of less interest income due lower cash balances and lower interest rates. The decrease in 2002 was the result of less interest income due lower cash balances following the $2.5 million debt payment in February and lower interest rates.

Provision (benefit) for income taxes. We reserved $30,000 of the previously released $305,000 of our recorded valuation allowance on net deferred tax assets. The remaining $48,900 provision for income taxes in 2003 was due to foreign taxes. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Trends and Factors That May Affect Future Operating Results

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

Our software products generally are shipped as orders are received. As a result, initial license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of receipt of initial license fees is difficult to predict because of the length of our sales cycle. For Autograph products, our sales cycle is typically three to nine months from initial contact. For xPression products, our sales cycle is typically six months to over one year from initial contact. Because our operating expenses are based on anticipated revenue trends and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll and outside consultants. Our main project underway is xPression 2.0. We intend to release this major upgrade in the 3rd quarter of 2004. We do not use any off-balance sheet arrangements, equity-linked derivatives or stock as a form of liquidity to fund our operations.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. A portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no material current understandings, commitments or agreements with respect to any acquisition in whole of other businesses, products or technologies.

At December 31, 2003, we had $5.9 million in cash, cash equivalents and short-term investments. This is a decrease of $2.7 million from December 31, 2002. In November 2003, we paid $2.7 million to Xerox to repurchase the remaining 740,024 shares of Document Sciences’ common stock owned by Xerox. Our short-term investments are invested in U.S. government agency obligations.

Excluding the impact of our $2.7 million repurchase of common stock, our cash, cash equivalents and short-term investments remained the same at December 31, 2003 and 2002. The primary item that offset our $1.8 million net loss was our $1.5 million decrease in accounts receivable.

Our receivables decreased $1.5 million due to lower sales in the fourth quarter of 2003 and better collecting of receivables during 2003. Accrued compensation decreased $492,100 due to no bonus accrual at December 31, 2003. Other accrued liabilities increased $575,900 due to a $520,000 provision for a European Value Added Tax assessment that we are currently appealing. Due to more software licensed and higher annual license fees, our deferred revenue increased $619,700.

Cash used in financing activities in 2003 related primarily to our repurchase of common stock owned by Xerox. Cash used in financing activities in 2002 related primarily to the payment of notes to Xerox pursuant to our 2001 tender offer. Cash used in financing activities in 2001 reflected the cash portion of our 2001 tender offer.

Effective January 16, 2004, we signed another two-year development services and referral agreement with Objectiva. We have committed to pay Objectiva $3.3 million over the two-year term of the agreement for development services to be provided by a dedicated team. The agreement is cancelable within 30 days due to material breach. We owe 24 monthly payments of $136,167 through January 15, 2006. Objectiva is a software engineering company headquartered in Carlsbad, California.

Off-Balance Sheet Arrangements

As of December 31, 2002 and 2003, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations

The following information as of December 31, 2003 is shown with respect to known contractual obligations for the periods specified below. We may disaggregate the specified categories of contractual obligations using other categories suitable to its business, but the presentation must include all of our obligations that fall within the categories specified below. (See Item 303(a)(5) of Reg. S-K.)

		Due in
	Totals	Less than 1 year	1-3 Years	3-5 Years
Capital Lease Obligations	$90,227	$20,822	$41,643	$27,762
Operating Lease Obligations	586,922	382,778	139,317	64,827
Purchase Obligations	3,332,583	1,630,500	1,702,083	—

Totals	$4,009,732	$2,034,100	$1,883,043	$92,589

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments. This statement is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material impact on our results of operations or financial condition.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS 133. The adoption of this statement has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on how to apply the controlling financial interest criteria in ARB 51 to variable interest entities (VIE). Given the complexity of FIN 46 and implementation issues after its original issuance, particularly with respect to its scope and application of the consolidation model, the FASB staff issued several FASB staff positions throughout 2003 to clarify the Board’s intent on certain of the interpretation’s provisions. In December 2003, the Board issued FIN 46R to address certain technical corrections and clarify the implementation issues that had arisen.

In general, a VIE is subject to consolidation if it has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support provided by any parties, (2) a group of equity owners that are unable to make decisions about the entity’s activities or (3) equity that does not absorb the entity’s losses or receive the entity’s benefits. Variable interest entities are to be evaluated for consolidation based on all contractual, ownership or other interests that expose their holders to the risks and rewards of the entity. These interests may include equity investments, loans, leases, derivatives, guarantees, service and management contracts and other instruments whose values change with changes in the VIE. Any of these interests may require its holder to consolidate the entity. The holder of a variable interest that receives the majority of the potential variability in gains or losses of the VIE is the VIE’s primary beneficiary and is required to consolidate the VIE. FIN 46R became effective immediately for entities created after January 31, 2003.

We have analyzed whether Objectiva would qualify as a VIE and whether our interest in Objectiva would require consolidation. Based on the provisions of FIN 46R, Objectiva qualifies as a business and meets other certain requirements, such that Objectiva is not considered a VIE and therefore would not require consolidation consideration. Accordingly, our investment in Objectiva has been recorded in accordance with the equity method of accounting and thus the investment of $150,000 at December 31, 2003 is included in other assets on our balance sheet.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected first quarter 2004 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2003. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated into this item by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Document Sciences required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and certain information regarding our executive officers is incorporated by reference to the information set forth in the sections entitled “Election of Directors – Nominees,” “Compensation of Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees – Audit Committee” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Executive Officers of Document Sciences

The executive officers of Document Sciences and their ages, as of March 19, 2004, are as follows:

Name	Age	Position
John L. McGannon	43	President, Chief Executive Officer and Chief Financial Officer

Daniel J. Fregeau	47	Executive Vice President

J. Douglas Pike	48	Vice President, Sales

Lisa L. Sutrick	40	Vice President, Product Planning and Development

John L. McGannon has served as President and Chief Executive Officer since January 2001 and Chief Financial Officer since December 1999. He has also served as Vice President, Chief Administrative Officer and Controller since joining Document Sciences in September 1998. From June 1997 through August 1998, Mr. McGannon served as the Manager of Financial Analysis and Planning for Simulation Sciences, Inc., a California-based software developer for the oil and chemical engineering industries. Mr. McGannon worked for Chevron Corporation from 1988 to 1997 in a variety of financial management positions. Mr. McGannon currently serves as a member of the Board of Directors of Objectiva Software Solutions, Inc. Mr. McGannon holds a BA degree from Stanford University and an MBA from Carnegie Mellon University.

Daniel J. Fregeau has served as Executive Vice President since January 2001. From 1998 to 2001, he served as Vice President of Worldwide Sales and Business Development. From 1997 to 1998, he served as Vice President, Business Development. From 1994 to 1997, he served as Vice President, Marketing and from 1992 to 1994, he served as Vice President, Sales. Before joining Document Sciences, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, Mr. Fregeau held several positions with Xerox Corporation’s Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

J. Douglas Pike has served as Vice President, Sales since January 2001. He had previously served as Director of U.S. Sales and Area Sales Manager since joining Document Sciences in January 1995. From 1990 to 1994, Mr. Pike was employed by Xerox Corporation to provide digital printing solutions to major accounts in the insurance and finance industries. Mr. Pike also worked for Unisys Corporation for seven years providing custom software application and database solutions as an account executive. Mr. Pike holds a B.S. degree in Industrial Technology from the State University of New York.

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

Code of Ethics

We have adopted a code of ethics that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as our directors. Our code of ethics is posted on our website at www.docscience.com and is attached as Exhibit 14 to this annual report. If you would like a complementary copy of our code of ethics, please write to Document Sciences Corp, 6339 Paseo del Lago, Carlsbad, CA 92009, Attn: Corporate Secretary. We will disclose any waivers of, or amendments to, the code of ethics that applies to any of our senior and executive officers, controller and persons performing similar functions on our website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Executive Officer Compensation” and “Compensation of Directors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding our equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled “Ratification of Appointment of Independent Auditors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1. Financial Statements. The financial statements, related notes thereto and the Report of Independent Auditors required hereunder are set forth at the end of this Annual Report beginning on page F-1.

2. Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 2001, 2002 and 2003 is filed as part of this Form 10-K beginning on page S-1 and should be read in conjunction with our consolidated financial statements and related notes thereto.

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3. Exhibits. See Item 15(c) below.

(b)	Reports on Form 8-K.

1. On October 28, 2003, we furnished a Current Report on Form 8-K that included a press release issued on October 27, 2003 announcing our third quarter 2003 financial results.

2. On November 20, 2003, we filed a Current Report on Form 8-K in connection with the repurchase of 740,024 shares of our common stock from Xerox Corporation.

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

Dated: March 19, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 19, 2004 in the capacities indicated:

Signatures	Title

/S/ JOHN L. MCGANNON	President, Chief Executive Officer, Chief Financial Officer and Director
John L. McGannon	(principal executive, financial and accounting officer)

/S/ THOMAS L. RINGER	Chairman of the Board of Directors
Thomas L. Ringer

/S/ BARTON L. FABER	Director
Barton L. Faber

/S/ COLIN J. O’BRIEN	Director
Colin J. O’Brien

/S/ JAMES J. COSTELLO	Director
James J. Costello

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2003

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.
3.2(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.
3.3(1)	Amended and Restated Bylaws of the Registrant.
3.4(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(6)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1(1,2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2(1,2)	1993 Stock Option Plan and Form of Agreement.
10.3(4)	1995 Stock Incentive Plan and Form of Agreement, as amended.
10.4(1,2)	Stockholder Rights Agreement Dated September 1996 Between the Registrant and Xerox Corporation.
10.5(1)	Tax Sharing Agreement Dated August 1996 Between the Registrant and Xerox Corporation.
10.6(1)	Transfer and License Agreement Dated July 1, 1992, as Amended in September 1994, Between the Registrant and Xerox Corporation.
10.7(1)	Strategic Marketing Alliance Agreement Dated September 1, 1993, Between the Registrant and Xerox Corporation.
10.8(4)	1997 Employee Stock Purchase Plan, as amended.
10.9(3)	Xerox Cooperative Marketing Agreement.
10.10(3)	Xerox Canada Cooperative Marketing and Customer Support Agreement.
10.11(4)	International Business Machines Marketing Agreement.
10.12(4)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.
10.13(2,5)	John L. McGannon Employment Agreement.
10.14(6)	Form of Software License and Software Support Agreement.
10.15(6)	Form of Professional Services Agreement.
10.16(6)	Form of Value Added Reseller Agreement.
10.17(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2002.
10.18(7)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.19(8)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.
14.1(7)	Code of Conduct.
21.1(1)	List of Subsidiaries.
23.1(8)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(8)	Power of Attorney (See page 24)
31.1(8)	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(8)	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2)	Indicates management compensatory plan, contract or arrangement.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(8)	Filed herewith.

DOCUMENT SCIENCES CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Document Sciences Corporation

We have audited the accompanying consolidated balance sheets of Document Sciences Corporation (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

January 23, 2004

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$2,284,367	$1,916,595
Short-term investments	6,294,838	3,979,864
Accounts receivable, less allowance for doubtful accounts of $333,566 and $697,473 in 2002 and 2003, respectively	7,223,750	5,311,089
Due from affiliates	1,242,196	1,648,851
Unbilled revenue	161,159	—
Other current assets	756,268	655,392

Total current assets	17,962,578	13,511,791
Property and equipment, net	781,874	689,575
Software development costs, net of accumulated amortization of $276,712 and $738,343 in 2002 and 2003, respectively	1,518,102	2,494,634
Goodwill	724,615	724,615
Other assets	197,497	202,944

	$21,184,666	$17,623,559

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$192,945	$205,036
Accrued compensation	1,580,521	1,088,772
Other accrued liabilities	495,679	1,159,686
Deferred revenue	9,689,774	10,356,855

Total current liabilities	11,958,919	12,810,349
Obligations under capital leases	—	69,405
Deferred revenue—long-term	44,810	—

Commitments

Stockholders’ equity:
Common stock, $.001 par value; Authorized shares—30,000,000; Issued shares—3,858,479 in 2002 and 3,330,806 in 2003	3,858	3,331
Treasury stock	—	(556,352)
Additional paid-in capital	10,786,007	8,759,120
Accumulated comprehensive income (loss)	10,981	(88,611)
Retained deficit	(1,619,909)	(3,373,683)

Total stockholders’ equity	9,180,937	4,743,805

	$21,184,666	$17,623,559

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2002	2003
Revenues:
Initial license fees (including $1,717,700, $1,276,300 and $1,347,807 from affiliates in 2001, 2002 and 2003, respectively)	$8,200,159	$9,592,009	$5,994,283
Annual renewal license and support fees (including $2,182,500, $2,627,400 and $2,658,235 from affiliates in 2001, 2002 and 2003, respectively)	8,707,247	9,576,671	10,594,958
Services and other (including $224,500, $102,400 and $332,095 from affiliates in 2001, 2002 and 2003, respectively)	5,212,231	3,917,099	3,856,002

Total revenues	22,119,637	23,085,779	20,445,243
Cost of revenues:
Initial license fees	1,495,073	1,599,958	1,082,550
Annual renewal license and support fees	1,498,664	1,513,812	1,689,887
Services and other	2,992,555	2,606,356	2,821,939

Total cost of revenues	5,986,292	5,720,126	5,594,376

Gross profit	16,133,345	17,365,653	14,850,867
Operating expenses:
Research and development	5,203,525	5,456,164	4,655,418
Selling and marketing	7,151,651	7,755,772	8,555,237
General and administrative	3,418,823	2,981,169	3,367,372

Total operating expenses	15,773,999	16,193,105	16,578,027

Income (loss) from operations	359,346	1,172,548	(1,727,160)
Interest and other income, net	280,921	93,903	52,314

Income (loss) before provision for income taxes	640,267	1,266,451	(1,674,846)
Provision (benefit) for income taxes	1,807	(293,589)	78,928

Net income (loss)	$638,460	$1,560,040	$(1,753,774)

Net income (loss) per share—basic	$0.12	$0.41	$(0.47)

Weighted average shares used in basic calculation	5,547,872	3,843,850	3,768,219

Net income (loss) per share—diluted	$0.11	$0.36	$(0.47)

Weighted average shares used in diluted calculation	5,830,728	4,286,485	3,768,219

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Comprehensive Income (Loss)	Retained (Deficit)	Total Stockholders’ Equity
Balance at December 31, 2000	10,923,101	$10,923	87,962	$(503,273)	$25,436,306	$8,462	$(3,818,409)	$21,134,009
Issuance of common stock upon exercise of options	44,406	44	—	—	11,939	—	—	11,983
Warrants issued to non-employee	—	—	—	—	30,600	—	—	30,600
Purchase of treasury stock	—	—	7,144,854	(14,294,972)	—	—	—	(14,294,972)
Sale of treasury stock	—	—	(90,204)	93,313	—	—	—	93,313
Retirement of treasury stock	(7,142,611)	(7,142)	(7,142,612)	14,704,932	(14,697,790)	—	—	—
Comprehensive income:
Net change in unrealized gain on short-term investments	—	—	—	—	—	82,686	—	82,686
Foreign currency translation adjustment	—	—	—	—	—	4,366	—	4,366
Net income	—	—	—	—	—	—	638,460	638,460

Comprehensive income								725,512

Balance at December 31, 2001	3,824,896	3,825	—	—	10,781,055	95,514	(3,179,949)	7,700,445
Issuance of common stock upon exercise of options	45,030	45	—	—	28,933	—	—	28,978
Stock compensation associated with the repurchase of common stock from an employee	—	—	—	—	30,474	—	—	30,474
Purchase of treasury stock	—	—	71,238	(168,672)	—	—	—	(168,672)
Sale of treasury stock	—	—	(59,791)	114,205	—	—	—	114,205
Retirement of treasury stock	(11,447)	(12)	(11,447)	54,467	(54,455)	—	—	—
Comprehensive income (loss):
Net change in unrealized gain on short-term investments	—	—	—	—	—	4,921	—	4,921
Foreign currency translation adjustment	—	—	—	—	—	(89,454)	—	(89,454)
Net income	—	—	—	—	—	—	1,560,040	1,560,040

Comprehensive income								1,475,507

Balance at December 31, 2002	3,858,479	3,858	—	—	10,786,007	10,981	(1,619,909)	9,180,937
Issuance of common stock upon exercise of options	62,351	62	—	—	116,128	—	—	116,190
Purchase of treasury stock	—	—	743,524	(2,699,956)	—	—	—	(2,699,956)
Retirement of treasury stock	(590,024)	(589)	(590,024)	2,143,604	(2,143,015)	—	—	—
Comprehensive loss:
Net change in unrealized gain on short-term investments	—	—	—	—	—	(57,939)	—	(57,939)
Foreign currency translation adjustment	—	—	—	—	—	(41,653)	—	(41,653)
Net loss	—	—	—	—	—	—	(1,753,774)	(1,753,774)

Comprehensive loss								(1,853,366)

Balance at December 31, 2003	3,330,806	$3,331	153,500	$(556,352)	$8,759,120	$(88,611)	$(3,373,683)	$4,743,805

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2002	2003
Operating activities
Net income (loss)	$638,460	$1,560,040	$(1,753,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	700,666	507,190	426,440
Amortization of goodwill	70,124	—	—
Stock based compensation	—	30,474	—
Loss on disposal of fixed assets	176,378	99,312	124,425
Amortization of software development costs	937,774	1,206,038	675,923
Provision for doubtful accounts	(584,312)	(94,766)	363,636
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	1,640,037	(2,098,212)	1,549,192
Due from affiliates	(139,683)	548,105	(283,155)
Unbilled revenue	(130,736)	239,005	161,159
Other assets	328,341	(380,853)	101,284
Accounts payable	(140,974)	(2,343)	6,993
Accrued compensation	(71,255)	698,342	(492,101)
Accrued liabilities	134,622	(6,369)	575,874
Deferred revenue	(556,618)	1,742,837	619,677

Net cash provided by operating activities	3,002,824	4,048,800	2,075,573

Investing activities
Purchases of short-term investments	(4,705,851)	(3,520,070)	(3,156,588)
Sales of short-term investments	11,014,139	—	1,544,705
Maturities of short-term investments	1,850,000	2,808,000	3,720,000
Purchases of property and equipment, net	(132,963)	(214,601)	(349,187)
Proceeds from disposal of assets	7,747	7,145	1,160
Additions to software development costs	(716,756)	(1,580,522)	(1,652,455)

Net cash provided by (used in) investing activities	7,316,316	(2,500,048)	107,635

Financing activities
Reduction of debt	—	(2,451,170)	—
Principal payments under capital lease obligations	—	—	(17,351)
Purchase of treasury stock	(12,015,772)	(168,672)	(2,699,956)
Sale of treasury stock	93,313	114,205	—
Proceeds from issuance of common stock	42,583	28,978	116,190

Net cash used in financing activities	(11,879,876)	(2,476,659)	(2,601,117)

Decrease in cash and cash equivalents	(1,560,736)	(927,907)	(417,909)
Effect of foreign currency on cash	(20,555)	25,045	50,137
Cash and cash equivalents at beginning of year	4,768,520	3,187,229	2,284,367

Cash and cash equivalents at end of year	$3,187,229	$2,284,367	$1,916,595

Supplemental disclosure of cash flow information:
Interest paid	$—	$171,970	$2,654

Income taxes paid	$1,807	$11,411	$48,928

Capital lease obligations entered into for property and equipment	$—	$—	$109,313

Notes issued for purchase of treasury stock	$2,279,200	$—	$—

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

Document Sciences Corporation was incorporated on October 18, 1991 in Delaware as a subsidiary of Xerox Corporation (Xerox). We develop, market and support a family of document automation software products and services used in high volume print and transactional web-based applications. Our established Autograph document automation software products, as well as our newer xPression content processing product family, each enable automated publishing solutions for many industries, including insurance, financial services, managed healthcare, commercial print outsourcing, government, telecommunications and manufacturing.

We currently derive all of our license revenues from licenses of our Autograph and xPression products and from fees for services related to these products. Our financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of these products.

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

Foreign Operations

The functional currency of our French subsidiary in 2001 was the French Franc. Beginning January 1, 2002, the functional currency became the Euro. The balance sheet accounts of our subsidiary are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. Foreign currency translation gains and losses are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in selling and marketing expenses in the consolidated statements of operations and were not significant during the years ended December 31, 2001, 2002 and 2003.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have classified our investments as available-for-sale. Available-

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities will be included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

We sell our products primarily to large, multinational customers in the United States, Europe, Canada, Australia and South America. We derived 21%, 23% and 27% of our total revenues from customers outside the United States for the years ended December 31, 2001, 2002 and 2003, respectively. A significant concentration of our customers is in the insurance, finance and commercial print service industries. Xerox, acting as a reseller, was the only customer that accounted for more than 10% of our revenue in any one year. They accounted for 19%, 17% and 21% for the years ended December 31, 2001, 2002 and 2003, respectively.

Credit is extended based on an evaluation of the customer’s financial condition and a cash deposit is generally not required. We estimate our potential losses on trade receivables on an ongoing basis.

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

Net Deferred Tax Assets

We follow the liability method of accounting for income taxes, as set forth in SFAS 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, we had net deferred tax assets of $2.7 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have a valuation allowance of $2.4 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months.

Impairment of Long-Lived Assets

We review the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, intangible assets and software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. We have identified no such impairment losses as of December 31, 2003 and 2002.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally three to seven years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements. Prior to 2002, amortization of goodwill was provided over an estimated life of 15 years. Beginning in 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which requires us to annually review goodwill for impairment.

Software Development Costs

In accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. After technological feasibility has been established, direct production costs, including programming and testing, are capitalized until general release of the product.

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

Goodwill

Our goodwill was recorded on May 7, 1997, and had been amortized on a straight-line basis over 15 years. On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Pursuant to this adoption, we annually assess the underlying value of our goodwill by analyzing the related future net cash flows and determine whether an adjustment to the carrying value is required. For 2003, no adjustment was required.

Revenue Recognition

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We consider our anticipated revenue levels when making decisions about our operating expenses. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result. Since revenue may not always be recognized in the same quarter as when shipment occurs and if such fixed expenses are incurred before we recognize revenues for these shipments, our operating results would be materially adversely affected.

Computation of Net Income (Loss) Per Share

We present our earnings (loss) per share information in accordance with SFAS 128, Earnings per Share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 282,274, 306,977 and 44,235 shares were excluded from the

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation of weighted-average shares used in determining Diluted EPS for 2001, 2002 and 2003, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Years Ended December 31,
	2001	2002	2003
Weighted average common shares outstanding used in basic EPS calculation	5,547,872	3,843,850	3,768,219
Effect of dilutive stock options	282,856	442,635	—

Shares used in diluted EPS calculation	5,830,728	4,286,485	3,768,219

Stock-Based Compensation

As permitted by SFAS 123, Accounting for Stock-based Compensation, we have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion 25, among other things, when the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required under SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of .59 to .98 and a weighted-average expected life of the option of seven years.

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

	Years ended December 31,
	2001	2002	2003
Adjusted pro forma basic net income (loss)	$541,356	$1,005,322	$(2,421,079)
Adjusted pro forma basic net income (loss) per share	$0.10	$0.26	$(0.64)
Adjusted pro forma diluted net income (loss) per share	$0.09	$0.23	$(0.64)

Comprehensive Income (Loss)

In 1998, we adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). We have disclosed comprehensive income (loss) in our financial statements accordingly.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

In 1998, we adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. This financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The chief operating decision maker has determined that we operate in one business segment, which is software development. Geographic information, however, has been disclosed in accordance with the provisions of SFAS 131.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments. This statement is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material impact on our results of operations or financial condition.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, as were originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS 133. The adoption of this statement has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on how to apply the controlling financial interest criteria in ARB 51 to variable interest entities (VIE). Given the complexity of FIN 46 and implementation issues after its original issuance, particularly with respect to its scope and application of the consolidation model, the FASB staff issued several FASB staff positions throughout 2003 to clarify the Board’s intent on certain of the interpretation’s provisions. In December 2003, the Board issued FIN 46R to address certain technical corrections and clarify the implementation issues that had arisen.

In general, a VIE is subject to consolidation if it has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support provided by any parties, (2) a group of equity owners that are unable to make decisions about the entity’s activities or (3) equity that does not absorb the entity’s losses or receive the entity’s benefits. Variable interest entities are to be evaluated for consolidation based on all contractual, ownership or other interests that expose their holders to the risks and rewards of the entity. These interests may include equity investments, loans, leases, derivatives, guarantees, service and management contracts and other instruments whose values change with changes in the VIE. Any of these interests may require its holder to consolidate the entity. The holder of a variable interest that receives the majority of the potential variability in gains or losses of the VIE is the VIE’s primary beneficiary and is required to consolidate the VIE. FIN 46R became effective immediately for entities created after January 31, 2003.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have analyzed whether Objectiva Software Solutions, Inc. (Objectiva) would qualify as a VIE and whether our interest in Objectiva would require consolidation. Based on the provisions of FIN 46R, Objectiva qualifies as a business and meets other certain requirements, such that Objectiva is not considered a VIE and therefore would not require consolidation consideration. Accordingly, our investment in Objectiva has been recorded in accordance with the equity method of accounting and thus the investment of $150,000 at December 31, 2003 is included in other assets on our balance sheet.

2.    Financial Statement Information

Short-term Investments

We have classified all of our short-term investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 2002 and 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
U.S. government agency obligations	$6,218,244	$76,594	$—	$6,294,838

December 31, 2003
U.S. government agency obligations	$3,961,209	$18,655	$—	$3,979,864

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2003, by contractual maturity, are shown below:

	Cost	Estimated Fair Value
Due in one year or less	$2,390,809	$2,404,108
Due after one year through three years	1,570,400	1,575,756

	$3,961,209	$3,979,864

Property and Equipment

Property and equipment are stated at cost and consist of the following at December 31:

	2002	2003
Computer equipment	$1,201,270	$543,588
Office equipment	268,478	119,714
Office furniture and fixtures	404,268	262,393
Leasehold improvements	523,423	466,935

	2,397,439	1,392,630
Less accumulated depreciation and amortization	(1,615,565)	(703,055)

	$781,874	$689,575

The cost of equipment acquired under capital leases totaled $176,715 and $181,320 at December 31, 2002 and 2003, respectively, with accumulated depreciation of $176,715 and $90,913 at December 31, 2002 and 2003, respectively.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

The components of deferred revenue consist of the following at December 31:

	2002	2003
Annual license fees	$8,600,284	$9,677,851
Initial license fees	465,000	457,077
Services and other	624,490	221,927

	$9,689,774	$10,356,855

3.    Geographic Information

The tables below summarize our operating results by our major geographic locations in the United States and Europe:

	United States	Europe	Eliminations	Totals
Year ended December 31, 2001
Sales to unaffiliated customers	$16,949,144	$1,045,804	$—	$17,994,948
Sales to affiliates	2,495,863	1,628,826	—	4,124,689

Revenues	$19,445,007	$2,674,630	$—	$22,119,637

Operating income	$320,977	$38,369	$—	$359,346

Identifiable assets	$19,530,350	$192,488	$(16,666)	$19,706,172

	United States	Europe	Eliminations	Totals
Year ended December 31, 2002
Sales to unaffiliated customers	$17,846,745	$1,232,859	$—	$19,079,604
Sales to affiliates	2,063,877	1,942,298	—	4,006,175

Revenues	$19,910,622	$3,175,157	$—	$23,085,779

Operating income	$1,052,746	$119,802	$—	$1,172,548

Identifiable assets	$20,975,455	$225,877	$(16,666)	$21,184,666

	United States	Europe	Eliminations	Totals
Year ended December 31, 2003
Sales to unaffiliated customers	$14,883,528	$1,223,578	$—	$16,107,106
Sales to affiliates	2,384,377	1,953,760	—	4,338,137

Revenues	$17,267,905	$3,177,338	$—	$20,445,243

Operating income (loss)	$(1,899,824)	$146,050	$—	$(1,753,774)

Identifiable assets	$17,495,055	$145,170	$(16,666)	$17,623,559

Sales attributable to the United States were made to customers located in North America, South America and Australia. Sales attributable to Europe are based on those sales generated by our French subsidiary. These sales were made to customers located in Europe, Africa, and the Middle East.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Commitments and Guarantees

We lease our headquarters in Carlsbad, California under an operating lease expiring on February 28, 2005. Under the terms of the lease, effective March 1, 1999, monthly rental payments will be increased annually by 4%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 4%. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Our offices in Paris, France and Milwaukee, Wisconsin are under operating leases expiring on April 15, 2004 and October 31, 2008, respectively. Annual future minimum lease payments as of December 31, 2003 are as follows:

Years ending December 31,
2004	$403,600
2005	126,192
2006	54,768
2007	55,786
2008	36,803

$677,149

Rent expense for the years ended December 31, 2001, 2002 and 2003 was $545,202, $460,347 and $477,066, respectively.

Effective January 16, 2004, we signed another two-year development services and referral agreement with Objectiva. We have committed to pay Objectiva $3.3 million over the two-year term of the agreement for development services to be provided by a dedicated team. The agreement is cancelable within 30 days due to material breach. We owe 24 monthly payments of $136,167 through January 15, 2006. Objectiva is a software engineering company headquartered in Carlsbad, California.

Financial Interpretation (FIN) No. 45, Guarantees of Indebtedness of Others, elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, indemnifications or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

5.    Stockholders’ Equity

Stock

As of December 31, 2003, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes stock option activity under the stock incentive plans:

	Number of Shares Outstanding	Option Price Per Share	Weighted Average Exercise Price Per Share
Balance at December 31, 2001	1,714,715	$.17 – $10.00	$1.98
Granted	341,800	1.99 – 3.09	2.48
Exercised	(45,030)	.17 – 2.38	0.64
Canceled	(85,547)	1.50 – 10.00	2.33

Balance at December 31, 2002	1,925,938	.17 – 10.00	2.08
Granted	385,250	3.17 – 3.84	3.27
Exercised	(62,351)	.17 – 3.19	1.86
Canceled	(71,788)	.91 – 5.00	2.93

Balance at December 31, 2003	2,177,049	$.17 – $10.00	$2.27

As of December 31, 2003, 456,249 shares were available for future grant. Following is a breakdown of the options outstanding and exercisable as of December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.17 – $1.50	652,576	6.68	$1.43	518,820	$1.43
$1.59 – $3.00	1,014,392	6.48	2.12	834,114	2.06
$3.09 – $10.00	510,081	7.66	3.62	149,312	4.47

Total or Average	2,177,049	6.82	$2.27	1,502,246	$2.08

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. As of December 31, 2003, 138,767 shares were available for issuance.

6.    Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years ended December 31,
	2001	2002	2003
United States	$601,898	$1,146,649	$(1,820,896)
Foreign	38,369	119,802	146,050

	$640,267	$1,266,451	$(1,674,846)

The provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2001	2002	2003
Current:
Federal	$1,807	$—	$—
Foreign	—	11,411	48,928

Federal	1,807	11,411	48,928

Deferred (credit):
Federal	—	(305,000)	30,000

	$1,807	$(293,589)	$78,928

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002	2003
Deferred tax assets:
Operating loss carryforwards	$1,853,600	$1,611,600	$2,431,700
Accrued liabilities	355,200	358,500	506,200
Tax credits	490,800	581,200	724,700

Total deferred tax assets	2,699,600	2,551,300	3,662,600
Deferred tax liabilities:
Computer software development costs expensed for tax	(421,200)	(556,200)	(914,000)
Excess tax depreciation	(80,800)	(43,800)	(36,900)

Total deferred tax liabilities	(502,000)	(600,000)	(950,900)

Net deferred tax assets	2,197,600	1,951,300	2,711,700
Valuation allowance	2,197,600	1,646,300	2,436,700

Net deferred tax asset	$—	$305,000	$275,000

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, we had net deferred tax assets of $2.7 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have a valuation allowance of $2.4 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of these net deferred tax assets. Examples of future events that may occur which would make the realization of such assets not likely are a lack of taxable income resulting from poor operating results.

At December 31, 2003, we have federal net operating loss carryforwards of approximately $7.2 million that will begin expiring in 2018 unless previously utilized. At December 31, 2003, we have federal and state research and development tax credit carryforwards of approximately $569,000 and $141,800, respectively, that will begin expiring in 2012 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 2001, 2002 and 2003 to income before income taxes are as follows:

	December 31,
	2001	2002	2003
Provision at statutory rate	$224,093	$443,258	$(586,196)
Benefit for graduated rates	(6,402)	(12,665)	16,748
Increase (decrease) in valuation allowance	(66,600)	(551,300)	790,400
Permanent differences and other	(149,284)	(172,882)	(142,024)

Provision (benefit) for income taxes	$1,807	$(293,589)	$78,928

7.    Transactions with Affiliates

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

On November 18, 2003, we repurchased the remaining 740,024 shares of Document Sciences common stock owned by Xerox at $3.633 per share.

As a result of these transactions, at December 31, 2003, Xerox owned none of our common stock. Going forward, Xerox will not be considered an affiliate.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If a qualifying acquisition is consummated within 9 months of November 18, 2003, we shall pay Xerox an amount equal to 50% of the amount by which the consideration received by the stockholders of Document Sciences for each share of common stock in the qualifying acquisition exceeds $3.633 per share, multiplied by 740,024 shares. A qualifying acquisition shall include the acquisition by any entity or group of more than 50% of the outstanding shares Document Sciences common stock; a reorganization, merger or consolidation with any other entity or the sale or other disposition of all or substantially all of the our assets.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Canada, Australia and South America. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. Revenues from the affiliates under these agreements, net of discounts, were $2.1 million, $1.7 million and $2.0 million in 2001, 2002 and 2003, respectively. Included in accounts receivable are $762,600, $504,100 and $498,700 from these revenues at December 31, 2001, 2002 and 2003, respectively.

We have distribution agreements with affiliates providing the non-exclusive right to sub-license our software in Europe. Revenues under these agreements were $1.6 million, $1.9 million and $2.0 million in 2001, 2002 and 2003, respectively. Related accounts receivable are $660,400, $661,900 and $1.1 million at December 31, 2001, 2002 and 2003, respectively.

We also license software to Xerox and affiliates of Xerox in the United States. These revenues were $430,300, $410,100 and $408,600 in 2001, 2002 and 2003, respectively. Related accounts receivable are $316,800, $76,200 and $88,900 at December 31, 2001, 2002 and 2003, respectively.

8.    Sales Commitments

From 1999 through December 31, 2001, we selectively licensed software to a subset of our customers for non-cancelable multi-year terms. Where we provided extended payment terms to customers (allowing them to make payments on a quarterly or annual basis), we recognized license revenue when invoices came due, as SOP 97-2 precluded us from recognizing the portion of these licenses that was not currently due from the customer. Since 2002, we have not licensed any software in this manner.

From 1999 through December 31, 2002, we signed customers to non-cancelable multi-year maintenance agreements, which we recognize ratably over the service period. Amounts to be invoiced are not initially reflected on our Balance Sheet and are identified below. As we invoice against these agreements, the invoiced amounts are recorded first to Deferred Revenue and are then recognized as revenue ratably over the service period.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes these multi-year license and maintenance agreement activities showing ending balances not reflected on our Balance Sheet at December 31, 2003:

	Unrecognized Revenue Backlog
		Maintenance
	Licenses	Agreements	Totals
Balances at December 31, 2000	$488,064	$3,422,669	$3,910,733
2001 additions	23,334	2,830,831	2,854,165
Invoiced and included in deferred revenue	(484,257)	(3,193,020)	(3,677,277)

Balances at December 31, 2001	27,141	3,060,480	3,087,621
2002 additions	—	2,508,365	2,508,365
Invoiced and included in deferred revenue	(27,141)	(3,011,460)	(3,038,601)

Balances at December 31, 2002	—	2,557,385	2,557,385
2003 additions	—	—	—
Invoiced and included in deferred revenue	—	(1,624,728)	(1,624,728)

Balances at December 31, 2003	$—	$932,657	$932,657

All revenue from the unrecognized revenue backlog will have been recognized by the end of the second quarter of 2006.

9.    Employee Retirement Plan

401(k) Plan

We have an employee savings and retirement plan (the “401(k) Plan”) that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee’s compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee’s interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 2001, 2002 and 2003, we made discretionary contributions of $304,146, $275,469 and $324,290, respectively.

10.    Financial Statements and Supplementary Data

Supplementary interim financial information is presented as follows (unaudited):

	Quarters ended
	March 31	June 30	September 30	December 31
2002
Revenues	$4,846,631	$5,649,725	$5,995,030	$6,594,393
Cost of revenues	1,403,313	1,399,741	1,563,443	1,353,629
Net income (loss)	(588,926)	491,943	551,031	1,105,992
Basic income (loss) per share	(0.15)	0.13	0.14	0.29
Diluted income (loss) per share	(0.15)	0.12	0.13	0.26

2003
Revenues	$4,608,667	$5,121,187	$4,580,571	$6,134,818
Cost of revenues	1,320,148	1,400,529	1,431,406	1,442,293
Net income (loss)	(963,010)	(779,159)	(341,180)	329,575
Basic income (loss) per share	(0.25)	(0.20)	(0.09)	0.10
Diluted income (loss) per share	(0.25)	(0.20)	(0.09)	0.07

SCHEDULE II

DOCUMENT SCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2001
Allowance for doubtful accounts	$1,012,177	$113,000	$697,494	$427,683
Year Ended December 31, 2002
Allowance for doubtful accounts	427,683	-0-	94,117	333,566
Year Ended December 31, 2003
Allowance for doubtful accounts	333,566	404,403	40,495	697,474

S-1