Form 10-Q
period 2004-03-31
DOCUMENT SCIENCES CORP
filed 2004-05-11
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Rule 12b-2).    Yes  ☐    No  ☒

As of May 11, 2004, there were 3,276,444 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$2,683,150	$1,916,595
Short-term investments	4,298,155	3,979,864
Accounts receivable, net	4,977,862	6,959,940
Other current assets	857,028	655,392

Total current assets	12,816,195	13,511,791
Property and equipment, net	616,591	689,575
Software development costs, net	2,930,138	2,494,634
Goodwill, net	724,615	724,615
Other assets	201,345	202,944

Total assets	$17,288,884	$17,623,559

LIABILITIES
Current liabilities:
Accounts payable	$113,156	$205,036
Accrued compensation	893,676	1,088,772
Other accrued liabilities	1,158,309	1,159,686
Deferred revenue	10,063,386	10,356,855

Total current liabilities	12,228,527	12,810,349

Obligations under capital leases	64,200	69,405

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,392	3,331
Treasury stock	(513,352)	(556,352)
Additional paid-in capital	8,861,490	8,759,120
Accumulated comprehensive loss	(93,803)	(88,611)
Retained deficit	(3,261,570)	(3,373,683)

Total stockholders’ equity	4,996,157	4,743,805

Total liabilities and stockholders’ equity	$17,288,884	$17,623,559

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
Revenues:
Initial license fees	$1,607,701	$1,047,870
Annual renewal license and support fees	2,808,848	2,599,839
Services and other	843,869	960,958

Total revenues	5,260,418	4,608,667
Cost of revenues:
Initial license fees	261,894	265,551
Annual renewal license and support fees	513,634	373,815
Services and other	689,669	680,782

Total cost of revenues	1,465,197	1,320,148

Gross margin	3,795,221	3,288,519
Operating expenses:
Research and development	928,001	1,403,552
Selling and marketing	1,898,367	2,198,803
General and administrative	867,079	689,834

Total operating expenses	3,693,447	4,292,189

Income (loss) from operations	101,774	(1,003,670)
Interest and other income, net	22,579	64,070

Income (loss) before income taxes	124,353	(939,600)
Provision for income taxes	12,241	23,410

Net income (loss)	$112,112	$(963,010)

Net income (loss) per share - basic	$0.03	$(0.25)

Weighted average shares used in basic calculation	3,222,290	3,869,878

Net income (loss) per share - diluted	$0.03	$(0.25)

Weighted average shares used in diluted calculation	4,401,047	3,869,878

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$112,112	$(963,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,712	105,043
Loss on disposal of fixed assets	—	123
Amortization of software development costs	188,145	158,496
Provision for doubtful accounts	(372,435)	(618)
Changes in operating assets and liabilities:
Accounts receivable	2,323,118	3,515,836
Other assets	(201,523)	121,551
Accounts payable	(91,524)	17,339
Accrued compensation	(195,063)	(748,437)
Other accrued liabilities	17,005	(249,254)
Deferred revenue	(292,754)	(449,298)

Net cash provided by operating activities	1,559,793	1,507,771
Investing activities
Purchases of short-term investments	(941,064)	(2,626,173)
Maturities of short-term investments	640,000	1,025,000
Purchases of property and equipment, net	—	(179,391)
Proceeds from disposal of assets	—	1,460
Additions to software development costs	(623,649)	(218,280)

Net cash used in investing activities	(924,713)	(1,997,384)
Financing activities
Principal payments under capital lease obligations	(5,205)	(1,735)
Sale of treasury stock	31,613	—
Issuance of common stock	113,818	28,817

Net cash provided by financing activities	140,226	27,082

Increase (decrease) in cash and cash equivalents	775,306	(462,531)
Effect of foreign currency on cash	(8,751)	12,909
Cash and cash equivalents at beginning of period	1,916,595	2,284,367

Cash and cash equivalents at end of period	$2,683,150	$1,834,745

Supplemental disclosure of cash flow information:
Interest paid	$823	$—

Income taxes paid	$12,241	$23,410

Capital lease obligations entered into for property and equipment	$—	$109,313

See notes to consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

Note A - Basis of Presentation

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts for 2003 have been reclassified to conform with the 2004 presentation, including reclassification of $1,648,851 from due from affiliates to accounts receivable in the consolidated balance sheet at December 31, 2003.

Note B - Revenue Recognition

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

Note C - Transactions with Affiliates

From April 2001 through November 2003, Xerox Corporation was an affiliate of Document Sciences. On November 18, 2003, we repurchased the remaining 740,024 shares of Document Sciences common stock owned by Xerox. Since that transaction, Xerox has not been our affiliate.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004

We have distribution agreements with affiliates of Xerox providing for the non-exclusive right to sub-license our software in the United States, Europe, Australia, Canada and Latin America. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. During the three months ended March 31, 2003 in which Xerox was our affiliate, revenues from affiliates of Xerox were $982,100. Included in accounts receivable is $1.1 million from these revenues at March 31, 2003.

Note D - Computation of Net Income (Loss) Per Share

We present our earnings (loss) per share (EPS) information in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

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

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended
	March 31, 2004	March 31, 2003
Weighted average common shares outstanding used in basic earnings per share calculation	3,222,290	3,869,878
Effect of dilutive stock options	1,178,757	—

Shares used in diluted earnings per share	4,401,047	3,869,878

Note E - Stock-Based Compensation

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

As required under SFAS 123, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of .69 to .94 and a weighted-average expected life of the option of seven years.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004

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

	Three Months ended March 31,
	2004	2003
Net income (loss), as reported less stock-based compensation expense	$22,057	$(1,082,973)
Adjusted pro forma basic net loss per share	$0.01	$(0.28)
Adjusted pro forma diluted net loss per share	$0.01	$(0.28)

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, we had net deferred tax assets of $2.7 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.4 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2004. Based on our operating results for the quarter ended March 31, 2004, we did not make any adjustment to our valuation allowance.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenues:
Initial license fees	31%	23%
Annual renewal license and support fees	53	56
Services and other	16	21

Total revenues	100	100
Cost of revenues:
Initial license fees	5	6
Annual renewal license and support fees	10	8
Services and other	13	15

Total cost of revenues	28	29

Gross profit	72	71
Operating expenses:
Research and development	18	30
Selling and marketing	36	48
General and administrative	16	15

Total operating expenses	70	93

Income (loss) from operations	2	(22)
Interest and other income, net	—	1

Income (loss) before income taxes	2	(21)
Provision for income taxes	—	—

Net income (loss)	2%	(21)%

Revenues

Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. The following discussion is separated into these categories. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally.

The following table summarizes revenues (in thousands) and the percentage change over the same quarter of the prior year for the periods indicated:

	Quarters Ended March 31,
	2004		2003
Initial license fees	$1,608	53%	$1,048	(23)%
Annual renewal license and support fees	2,809	8	2,600	13
Services and other	844	(12)	961	(20)

Total revenues	$5,261	14%	$4,609	(5)%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products.

The components of initial license fees (in thousands) of our product families consist of the following:

	Quarters Ended March 31,
	2004	2003
Products:
CompuSet	$567	$517
Document Library Services	577	390
xPression	464	141

Total initial license fees	$1,608	$1,048

The increase in initial license fees for the three months ended March 31, 2004 was due to higher sales in the United States and Europe as well as the recognition of certain transactions signed in prior quarters. Additionally, xPression product sales improved. The lesser amounts for the three months ended March 31, 2003 were due to lower sales in the United States attributable to elongated sales cycles caused by the weak economy, uncertainty generated by geopolitical factors and tighter budgets. Additionally, the impact of transitioning our marketing and sales effort from one based exclusively on our existing Autograph suite to one focused largely around our new xPression architecture had not progressed as rapidly as we had anticipated.

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued use and support of our licensed products. The increases for the three months ended March 31, 2004 and 2003 were due to increases in our base of licensed software and in our list prices.

Services and other. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues. The decrease for the three months ended March 31, 2004 was due to unbillable services performed related to the implementation of xPression which had taken longer than projected for certain customers. The decrease for the three months ended March 31, 2003 was largely due to an increase in unbillable services due to difficulties arising in the initial implementation of xPression. Additionally, we had a decrease in billable revenue due to internal training of our services personnel in the use of xPression.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the same quarter of the prior year for the periods indicated:

	Quarters Ended March 31,
	2004		2003
Initial license fees	$262	(1)%	$265	(24)%
Annual renewal license and support fees	513	37	374	—
Services and other	690	1	681	—

Total cost of revenues	$1,465	11%	$1,320	(6)%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The decrease for the three months ended March 31, 2003 was due to less amortization of software development costs.

Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. The increase for the three months ended March 31, 2004 was due to an increase in staff to support xPression.

Cost of services and other. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. Our consulting and training headcount has remained approximately the same the last couple of years.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the same quarter of the prior year for the periods indicated:

	Quarters Ended March 31,
	2004		2003
Research and development	$928	(34)%	$1,403	(14)%
Selling and marketing	1,898	(14)	2,199	31
General and administrative	867	26	690	(7)

Total operating expenses	$3,693	(14)%	$4,292	6%

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

The following table shows the breakout of capitalized software development costs (in thousands) and the percentage change over the same quarter of the prior year for the periods indicated:

	Quarters Ended March 31,
	2004		2003
Research and development (net)	$928	(34)%	$1,403	(14)%
Capitalized software development costs	624	186	218	34

Research and development (gross)	$1,552	(4)%	$1,621	(9)%

Capitalized software development costs mainly include payroll related costs of our engineering resources, allocated facilities costs and consulting fees paid to Objectiva in relation to the development of xPression. The amount of software development costs to be capitalized in the future may change if the time between the establishment of technological feasibility of a product and its general release changes. The increase in capitalized software development costs for the three months ended March 31, 2004 was due to the timing of technological feasibility and additional testing being performed on xPression 2.0. The decrease in gross research and development expenses for 2004 was primarily due to a $47,800 decrease in personnel costs. The increase in capitalized software development costs for the three months ended March 31, 2003 was due to the timing of technological feasibility of then current projects. The decrease in gross research and development expenses for 2003 was primarily due to a $85,600 decrease in outside consultants and a $74,700 decrease in allocated facility and communication costs.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The decrease for the three months ended March 31, 2004 was primarily due to a $122,200 decrease in trade shows and advertising, $87,800 decrease in travel and meeting expenses and a $63,100 decrease in personnel costs. The increase for the three months ended March 31, 2003 was primarily due to a $251,300 increase in personnel costs, $136,800 increase in outside consultants and a $119,700 increase in trade shows and advertising in support of the release of xPression.

General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. The increase for the three months ended March 31, 2004 was primarily due to a $110,800 increase in personnel costs and a $107,200 increase in bad debt expense. The decrease for the three months ended March 31, 2003 was primarily due a $65,600 decrease in allocated facility and communication costs and a $47,300 decrease in personnel costs offset by a $58,200 increase in professional fees.

Other items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and losses on disposals of fixed assets. Interest and other income, net was $22,600 and $64,100 for the three months ended March 31, 2004 and 2003, respectively. The decrease for the three months ended March 31, 2004 was the result of less interest income due to lower cash balances and lower interest rates.

Provision for income taxes. Provision for income taxes is composed of foreign taxes and deferred taxes. Provision for income taxes was $12,200 and $23,400 for the three months ended March 31, 2004 and 2003, respectively. These amounts were due to foreign taxes. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll and outside consultants. Our main project underway is xPression 2.0. We currently anticipate releasing this major upgrade of our xPression software in the 3rd quarter of 2004. We do not use any equity-linked derivatives or stock as a form of liquidity to fund our operations. We currently do not have any debt from borrowed money.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. A portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

At March 31, 2004, we had $7.0 million in cash, cash equivalents and short-term investments. This is an increase of $1.1 million from December 31, 2003. The primary cause for this increase was a $2.3 million decrease in receivables offset by a net increase of $405,400 in software development costs and a decrease of $372,400 in provision for doubtful accounts. Our short-term investments are invested in U.S. government agency obligations.

As of March 31, 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. Lease commitments for the next five years are $383,027, $60,856, $55,021, $56,047 and $22,639, respectively.

Forward-looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive, geopolitical and regulatory conditions and developments;

•	the market for document automation software (including the emerging content processing market);

•	market acceptance of enhancements to our existing products and introduction of new products;

•	continued profitability of our professional services;

•	maintaining our relationships with Xerox and our other distribution partners; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Our actual results could differ materially from those discussed herein due to a number of factors, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of that statement. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

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

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Additionally, our revenues and operating results are difficult to forecast, and our future results will depend upon many factors, including the following:

•	the demand for our products;

•	the level of product and price competition;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force or indirect distribution channels;

•	the acceptance and timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	the activities of and acquisitions by our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates; and

•	our ability to develop and market new products and to control costs.

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

Longer than expected sales cycles and implementation periods have affected and may continue to affect our revenues and operating results.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $962,800 and $982,100 for the three months ended March 31, 2004 and 2003, respectively, representing 18% and 21% of our total revenues, respectively.

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

As of March 31, 2004, we had derived 35%, 36% and 29% of our initial license revenues from our CompuSet, DLS and xPression product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance and finance industries in the United States accounted for 55% and 45% of initial license revenues in 2004, respectively. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

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

Software products as complex as those we offer, may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. We have experienced defects in connection with the introduction of our xPression product line and we have worked to address this problem, but we cannot assure you that, despite our testing as well as testing by current and potential customers, errors will not be found in our existing products or new products or releases. Defects discovered after the commencement of commercial shipments, can result in any of the following:

•	loss of revenue

•	delay in market acceptance;

•	diversion of our development resources;

•	damage to our reputation; or

•	increased service and warranty costs.

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

Our revenues from export sales, including sales through our foreign subsidiary, accounted for 24% and 28% of our total revenues for the three months ended March 31, 2004 and 2003, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, Africa and the Middle East, for which they receive an agent fee. We license our products in Europe through VARs and to a much lesser extent, direct sales. Xerox affiliates accounted for 62% and 58% of total revenues for the three months ended 2004 and 2003, respectively. Revenues generated by the activities of this subsidiary were $809,500 and $697,100 for the three months ended March 31, 2004 and 2003, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. Revenues generated in these regions were $451,200 and $574,700 for the three months ended March 31, 2004 and 2003, respectively.

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

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. Only our Chief Scientist and John L. McGannon, our President, Chief Executive Officer and Chief Financial Officer have signed employment agreements with us. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified product development, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be able to attract or retain other highly qualified product development, sales and managerial personnel in the future.

Our business is dependent upon successfully protecting our proprietary rights.

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

We are not aware of any infringement by our products upon the proprietary rights of third parties. However, we cannot assure you that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

If any of these factors occur, it could have a material adverse effect upon our business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening or strengthening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected second quarter 2004 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2004. Declines in interest rates over time will, however, reduce our interest income.

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

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(8)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

4.2	(5)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.3	(3)	1997 Employee Stock Purchase Plan, as amended.

10.4	(3)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.5	(2, 4)	John L. McGannon Employment Agreement.

10.6	(5)	Form of Software License and Software Support Agreement.

10.7	(5)	Form of Professional Services Agreement.

10.8	(5)	Form of Value Added Reseller Agreement.

10.9	(5)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2002.

10.10	(6)	Stock Repurchase Agreement Between Xerox and the Recipient.

10.11	(7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

14.1	(7)	Code of Conduct.

31	(8)	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(8)	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2)	Indicates management compensatory plan, contract or arrangement.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Filed herewith.

(b) Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the first quarter of 2004:

On January 29, 2004, we furnished a Current Report on Form 8-K that included a press release issued on January 28, 2004, announcing our fourth quarter 2003 financial results.

On March 24, 2004, we filed a Current Report on Form 8-K that included a press release issued on March 23, 2004, announcing the passing away of James J. Costello, a Director of Document Sciences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation
(Registrant)

Date: May 11, 2004	/s/ John L. McGannon
John L. McGannon
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page

3.1	(1)	Restated Certificate of Incorporation of the Registrant filed May 1, 1992.

3.2	(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant.

3.3	(8)	Amended and Restated Bylaws of the Registrant.

3.4	(1)	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Stock Certificate.

4.2	(5)	Rights Agreement Between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(1, 2)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	1995 Stock Incentive Plan and Form of Agreement, as amended.

10.3	(3)	1997 Employee Stock Purchase Plan, as amended.

10.4	(3)	Lease for Company’s new Principal Facilities, as Amended, and Assignment of Lease.

10.5	(2, 4)	John L. McGannon Employment Agreement.

10.6	(5)	Form of Software License and Software Support Agreement.

10.7	(5)	Form of Professional Services Agreement.

10.8	(5)	Form of Value Added Reseller Agreement.

10.9	(5)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2002.

10.10	(6)	Stock Repurchase Agreement Between Xerox and the Recipient.

10.11	(7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

14.1	(7)	Code of Conduct.

31	(8)	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(8)	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(2)	Indicates management compensatory plan, contract or arrangement.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Filed herewith.