Form 10-Q
period 2004-06-30
DOCUMENT SCIENCES CORP
filed 2004-08-11
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 10, 2004, there were 3,946,024 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$2,107,080	$1,916,595
Short-term investments	3,487,182	3,979,864
Accounts receivable, net	5,421,884	6,959,940
Other current assets	1,083,462	655,392

Total current assets	12,099,608	13,511,791
Property and equipment, net	564,639	689,575
Software development costs, net	3,401,022	2,494,634
Goodwill, net	724,615	724,615
Other assets	265,281	202,944

Total assets	$17,055,165	$17,623,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213,595	$205,036
Accrued compensation	988,495	1,088,772
Other accrued liabilities	1,098,060	1,159,686
Deferred revenue	9,407,274	10,356,855

Total current liabilities	11,707,424	12,810,349

Obligations under capital leases	58,995	69,405

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	3,435	3,331
Treasury stock	(472,231)	(556,352)
Additional paid-in capital	8,961,638	8,759,120
Accumulated comprehensive loss	(107,795)	(88,611)
Retained deficit	(3,096,301)	(3,373,683)

Total stockholders’ equity	5,288,746	4,743,805

Total liabilities and stockholders’ equity	$17,055,165	$17,623,559

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Initial license fees	$1,593,320	$1,457,623	$3,201,021	$2,505,493
Annual renewal license and support fees	2,929,296	2,593,637	5,738,144	5,193,476
Services and other	955,223	1,069,927	1,799,092	2,030,885

Total revenues	5,477,839	5,121,187	10,738,257	9,729,854
Cost of revenues:
Initial license fees	272,205	234,930	534,099	500,481
Annual renewal license and support fees	504,119	445,396	1,017,753	819,211
Services and other	741,696	720,203	1,431,365	1,400,985

Total cost of revenues	1,518,020	1,400,529	2,983,217	2,720,677

Gross margin	3,959,819	3,720,658	7,755,040	7,009,177
Operating expenses:
Research and development	903,706	1,272,434	1,831,707	2,675,986
Selling and marketing	2,084,817	2,576,154	3,983,184	4,774,957
General and administrative	818,025	692,892	1,685,104	1,382,726

Total operating expenses	3,806,548	4,541,480	7,499,995	8,833,669

Income (loss) from operations	153,271	(820,822)	255,045	(1,824,492)
Interest and other income, net	18,881	44,697	41,460	108,767

Income (loss) before income taxes	172,152	(776,125)	296,505	(1,715,725)
Provision for income taxes	6,882	3,034	19,123	26,444

Net income (loss)	$165,270	$(779,159)	$277,382	$(1,742,169)

Net income (loss) per share–basic	$0.05	$(0.20)	$0.09	$(0.45)

Weighted average shares used in basic calculation	3,284,161	3,880,010	3,253,225	3,874,944

Net income (loss) per share–diluted	$0.04	$(0.20)	$0.06	$(0.45)

Weighted average shares used in diluted calculation	4,460,011	3,880,010	4,431,845	3,874,944

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$277,382	$(1,742,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,513	218,123
Loss on disposal of fixed assets	—	423
Amortization of software development costs	376,290	311,354
Provision for doubtful accounts	(295,119)	(34,508)
Changes in operating assets and liabilities:
Accounts receivable	1,813,161	3,736,428
Other assets	(491,267)	(28,542)
Accounts payable	8,628	63,579
Accrued compensation	(100,263)	(748,100)
Other accrued liabilities	(50,915)	(151,469)
Deferred revenue	(948,824)	(818,131)

Net cash provided by operating activities	735,586	806,988
Investing activities
Purchases of short-term investments	(914,102)	(3,123,777)
Maturities of short-term investments	1,415,000	2,300,000
Purchases of property and equipment, net	(21,710)	(241,568)
Proceeds from disposal of assets	—	1,160
Additions to software development costs	(1,282,678)	(590,128)

Net cash used in investing activities	(803,490)	(1,654,313)
Financing activities
Principal payments under capital lease obligations	(10,410)	(6,940)
Purchase of treasury stock	—	(11,390)
Sale of treasury stock	72,734	—
Issuance of common stock	214,009	56,535

Net cash provided by financing activities	276,333	38,205

Increase (decrease) in cash and cash equivalents	208,429	(809,120)
Effect of foreign currency on cash	(17,944)	33,307
Cash and cash equivalents at beginning of period	1,916,595	2,284,367

Cash and cash equivalents at end of period	$2,107,080	$1,508,554

Supplemental disclosure of cash flow information:
Interest paid	$1,547	$1,206

Income taxes paid	$19,123	$26,444

Capital lease obligations entered into for property and equipment	$—	$109,313

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts for 2003 have been reclassified to conform with the 2004 presentation, including reclassification of $1,648,851 from “due from affiliates” to “accounts receivable” in the consolidated balance sheet at December 31, 2003.

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

Note C - Transactions with Affiliates

From April 2001 through November 2003, Xerox Corporation was an affiliate of Document Sciences. On November 18, 2003, we repurchased the remaining 740,024 shares of Document Sciences common stock owned by Xerox. Since that transaction, Xerox is no longer an affiliate.

We have distribution agreements with affiliates of Xerox providing for the non-exclusive right to sub-license our software in the United States, Europe, Australia and Latin America. The terms of the distributor agreements provide that the affiliates receive a discount from the list price of our licensed products and annual license fees. During the six months ended June 30, 2003 in which Xerox was our affiliate, revenues from affiliates of Xerox were $2.3 million. Included in accounts receivable is $1.0 million from these revenues at June 30, 2003.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 112,281 and 46,059 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended June 30, 2004 and 2003, respectively, and 74,554 and 46,059 shares were excluded for the six months ended June 30, 2004 and 2003, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Weighted average common shares outstanding used in basic EPS calculation	3,284,161	3,880,010	3,253,225	3,874,944
Effect of dilutive stock options	1,175,850	—	1,178,620	—

Shares used in diluted EPS calculation	4,460,011	3,880,010	4,431,845	3,874,944

Note E - Stock-Based Compensation

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

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of .59 to ..62 and a weighted-average expected life of the option of seven years.

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported less stock-based compensation expense	$11,604	$(894,839)	$33,661	$(1,977,600)
Adjusted pro forma basic net income (loss) per share	$0.00	$(0.23)	$0.01	$(0.51)
Adjusted pro forma diluted net income (loss) per share	$0.00	$(0.23)	$0.01	$(0.51)

Note F – Subsequent Events

On July 20, 2004, we purchased the remaining 79% of the outstanding common stock of Objectiva Software Solutions, Inc., making Objectiva a wholly-owned subsidiary. The consideration paid to the Objectiva shareholders was $3.6 million consisting of $392,800 in cash and 629,793 shares of our common stock (with a value of $3.2 million calculated based on our average price per share as of the close of trading from July 16, 2004 through July 22, 2004). The stock portion consisted of newly issued shares where as over 95% of the shares are restricted from resale, which restrictions lapse over a period of three years. Due to insufficient time between the acquisition date and the filing of this Form 10-Q, we have not completed our estimate of the purchase price or our purchase price allocation.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, we had net deferred tax assets of $2.7 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.4 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next fiscal period. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely are unanticipated costs associated with the integration of Objectiva and a lack of taxable income resulting from poor operating results during 2005. At June 30, 2004, the net deferred tax assets of $275,000 remained unchanged.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Initial license fees	29%	28%	30%	26%
Annual renewal license and support fees	54	51	53	53
Services and other	17	21	17	21

Total revenues	100	100	100	100

Cost of revenues:
Initial license fees	5	4	5	5
Annual renewal license and support fees	9	9	10	9
Services and other	14	14	13	14

Total cost of revenues	28	27	28	28

Gross profit	72	73	72	72

Operating expenses:
Research and development	16	25	17	28
Selling and marketing	38	50	37	49
General and administrative	15	14	16	14

Total operating expenses	69	89	70	91

Income (loss) from operations	3	(16)	2	(19)
Interest and other income, net	—	1	1	1

Income (loss) before income taxes	3	(15)	3	(18)
Provision for income taxes	—	—	—	—

Net income (loss)	3%	(15)%	3%	(18)%

Revenues

Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. The following discussion is separated into these categories. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally.

The following table summarizes revenues (in thousands) and the percentage change over the same period of the prior year for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Initial license fees	$1,594	9%	$1,457	(35)%	$3,201	28%	$2,506	(30)%
Annual renewal license and support fees	2,929	13	2,594	10	5,738	10	5,193	12
Services and other	955	(11)	1,070	2	1,799	(11)	2,031	(10)

Total revenues	$5,478	7%	$5,121	(9)%	$10,738	10%	$9,730	(7)%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products.

The components of initial license fees (in thousands) of our product families consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Products:
CompuSet	$840	$781	$1,407	$1,298
Document Library Services	60	369	637	759
xPression	694	307	1,157	449

Total initial license fees	$1,594	$1,457	$3,201	$2,506

The increases in initial license fees for the three and six months ended June 30, 2004 were due to higher sales in the United States and improved product sales of xPression. The lesser amounts for the three and six months ended June 30, 2003 compared to 2002 were due to lower sales in the United States attributable to elongated sales cycles caused by the weak economy, uncertainty generated by geopolitical factors and tighter budgets. Additionally, the impact of transitioning our marketing and sales effort from one based exclusively on our existing Autograph suite to one focused largely around our new xPression architecture had not progressed as rapidly as we had anticipated.

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued use and support of our licensed products. The increases for the three and six months ended June 30, 2004 and 2003 were due to increases in our base of licensed software and in our list prices.

Services and other. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues. The decreases for the three and six months ended June 30, 2004 were due to unbillable services performed related to the implementation of xPression which had taken longer than projected for certain customers. The decrease for the six months ended June 30, 2003 was largely due to an increase in unbillable services due to difficulties arising in the initial implementation of xPression. Additionally, we had a decrease in billable revenue due to internal training of our services personnel in the use of xPression.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the same period of the prior year for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Initial license fees	$272	16%	$235	(34)%	$534	7%	$501	(29)%
Annual renewal license and support fees	504	13	446	18	1,018	24	819	9
Services and other	742	3	720	8	1,431	2	1,401	4

Total cost of revenues	$1,518	8%	$1,401	(12)%	$2,983	10%	$2,721	(3)%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The increases for the three and six months ended June 30, 2004 were due to an increase in amortization of software development costs. The decreases for the three and six months ended June 30, 2003 were due to a decrease in amortization of software development costs.

Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. The increases for the three and six months ended June 30, 2004 and 2003 were due to an increase in staff to support xPression.

Cost of services and other. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. Our consulting and training headcount has remained approximately the same the last couple of years.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the same period of the prior year for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Research and development	$904	(29)%	$1,272	9%	$1,832	(32)%	$2,676	(4)%
Selling and marketing	2,085	(19)	2,576	45	3,983	(17)	4,775	38
General and administrative	818	18	693	(21)	1,685	22	1,383	(14)

Total operating expenses	$3,807	(16)%	$4,541	19%	$7,500	(15)%	$8,834	12%

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Research and development (net)	$904	(29)%	$1,272	9%	$1,832	(32)%	$2,676	(4)%
Capitalized software development costs	659	77	372	(40)	1,283	117	590	(24)

Research and development (gross)	$1,563	(5)%	$1,644	(8)%	$3,115	(5)%	$3,266	(9)%

Capitalized software development costs mainly include payroll related costs of our engineering resources, allocated facilities costs and consulting fees paid to Objectiva in relation to the development of xPression. The amount of software development costs to be capitalized in the future may change if the time between the establishment of technological feasibility of a product and its general release changes. The increases in capitalized software development costs for the three and six months ended June 30, 2004 were due to the timing of technological feasibility and additional testing being performed on xPression 2.0. The decreases in gross research and development expenses for the three and six months ended June 30, 2004 were primarily due to decreases in personnel costs of $123,500 and $171,300, respectively.

The lower capitalized software development costs for the three and six months ended June 30, 2003 were due to the timing of technological feasibility of then current projects. The decreases in gross research and development expenses for the three and six months ended June 30, 2003 were primarily due to decreases in outside consultants of $70,700 and $156,300, respectively, and decreases in allocated facility and communication costs of $60,100 and $134,800, respectively.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The decreases for the three and six months ended June 30, 2004 were primarily due to decreases in personnel costs of $277,300 and $340,400, respectively, travel and meeting expenses of $94,000 and $216,200, respectively, and trade shows and advertising of $50,200 and $138,000, respectively.

The higher costs for the three and six months ended June 30, 2003 were primarily due to increases in personnel costs of $473,100 and $724,400, respectively, outside consultants of $118,900 and $255,700, respectively, and trade shows and advertising in support of the release of xPression of $84,800 and $204,500, respectively.

General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. The increases for the three and six months ended June 30, 2004 were primarily due to increases in personnel costs of $112,000 and $222,800, respectively, and bad debt expense of $107,200 for the six months ended June 30, 2004. The increases in personnel costs were due to a reclassification in 2004 of certain personnel from other departments.

The lower costs for the three and six months ended June 30, 2003 were primarily due to decreases in personnel costs of $89,900 and $137,200, respectively, allocated facility and communication costs of $82,800 and $130,100, respectively, offset by an increase in professional fees of $24,300 and $82,500, respectively.

Other items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and losses on disposals of fixed assets. Interest and other income, net was $18,900 and $44,700 for the three months ended June 30, 2004 and 2003, respectively, and $41,500 and $108,800 for the six months ended June 30, 2004 and 2003, respectively. The decreases for the three and six months ended June 30, 2004 were the result of less interest income due to lower cash balances and lower interest rates.

Provision for income taxes. Provision for income taxes was $6,900 and $3,000 for the three months ended June 30, 2004 and 2003, respectively, and $19,100 and $26,400 for the six months ended June 30, 2004 and 2003, respectively. These amounts were due to foreign taxes. For the six months ended June 30, 2004, there has been no change to the net deferred tax assets of $275,000, so there is no provision. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll and outside consultants. Our main project underway is xPression 2.0. We currently anticipate releasing this major upgrade of our xPression software in the 4th quarter of 2004. We do not use any equity-linked derivatives or stock as a form of liquidity to fund our operations. We currently do not have any debt from borrowed money.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. A portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

At June 30, 2004, we had $5.6 million in cash, cash equivalents and short-term investments. This is a decrease of $302,200 from December 31, 2003. The primary causes for this decrease were a $948,800 decrease in deferred revenue, a net increase of $906,400 in software development costs and a $491,900 increase in other assets offset by a $1.8 million decrease in receivables. Our short-term investments are invested in U.S. government agency obligations.

As of June 30, 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. Lease commitments for the next five years are $301,968, $54,271, $55,275, $52,838 and $11,945, respectively.

Acquisition of Objectiva. On July 20, 2004, we paid consideration of $3.6 million for the remaining 79% of the outstanding common stock of Objectiva Software Solutions, Inc. Objectiva employs nearly 90 people and specializes in enterprise software development, including rapid prototyping, product co-development, product migration and porting and product reengineering. We have had a business relationship with Objectiva since 2001. On January 16, 2002, we entered into a two-year, $3.1 million development services agreement with Objectiva to help with our programming of xPression. On January 16, 2004, we signed another two-year development services agreement for $3.3 million. The three founders of Objectiva are now officers of Document Sciences. Please see Note F – Subsequent Events for additional information

Trends and Factors That May Affect Future Operating Results

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.8 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively, representing 16% and 23% of our total revenues, respectively.

In November 2003, we paid $2.7 million to Xerox to repurchase the remaining 740,024 shares of Document Sciences’ common stock owned by Xerox. Since Xerox no longer has an equity interest in us, there may be less incentive in continuing to do business with us at the same level. Though we intend to continue our existing relationships with Xerox, our strategy is to lessen our dependence on Xerox by increasing our non-Xerox revenue. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our plans to become more independent will not adversely affect our business, results of operations and financial condition. Our failure to maintain these relationships or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

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

The success of our recent acquisition depends on successful integration.

We may not be able to successfully integrate Objectiva’s operations, personnel or products or we may incur unanticipated costs with the integration of Objectiva into Document Sciences. The acquisition of Objectiva could result in the diversion of capital and management’s attention away from other business issues and opportunities. In addition, our acquisition may not be successful in achieving our desired strategic objectives which could cause our business to suffer. If we fail to successfully integrate this acquisition, our business could be materially adversely affected.

Our operating results are substantially dependent on sales of a small number of products in highly concentrated industries.

As of June 30, 2004, we had derived 44%, 20% and 36% of our initial license revenues from our CompuSet, DLS and xPression product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance and finance industries in the United States accounted for 63% and 32% of initial license revenues in 2004, respectively. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales, including sales through our European subsidiary, accounted for $1.2 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, Africa and the Middle East, for which they receive an agent fee. We license our products in Europe through VARs and to a much lesser extent, direct sales. Revenues generated by the activities of this subsidiary were $764,100 and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. Revenues generated in these regions were $329,400 and $375,900 for the three months ended June 30, 2004 and 2003, respectively, and $754,400 and $827,400 for the six months ended June 30, 2004 and 2003, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening or strengthening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected third quarter 2004 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2004. Declines in interest rates over time will, however, reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on April 29, 2004, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
John L. McGannon	2,669,059	121,715
Thomas L. Ringer	2,644,937	145,837
Barton L. Faber	2,612,617	178,157
Colin J. O’Brien	2,641,178	149,596

In addition, the following proposals were voted on at our Annual Meeting:

		Affirmative Votes	Negative Votes	Abstain	Broker Non-votes

1.	Proposal to approve our 2004 Stock Incentive Plan.	966,039	810,083	56,120	0

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004.	2,744,835	44,574	1,365	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Stock Certificate.

4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1 (2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2 (3)	Form of Software License and Software Support Agreement.

10.3 (3)	Form of Professional Services Agreement.

10.4 (3)	Form of Value Added Reseller Agreement.

10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7 (5, #)	John L. McGannon Employment Agreement.

10.8 (6)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.9 (7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.10 (8)	2004 Stock Incentive Plan.

10.11 (9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.12 (#, *)	Tao Ye Employment Agreement.

10.13 (#, *)	Nasser Barghouti Employment Agreement.

10.14 (#, *)	J. Douglas Winter Employment Agreement.

14.1 (7)	Code of Conduct.

31 (*)	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (*)	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.

(b)	Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the second quarter of 2004:

On April 30, 2004, we furnished a Current Report on Form 8-K that included a press release issued on April 29, 2004, announcing our first quarter 2004 financial results.

On May 20, 2004, we filed a Current Report on Form 8-K to file our Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 19, 1996, and our Amended and Restated Bylaws, as adopted by the Board of Directors of Document Sciences Corporation on March 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: August 10, 2004	/s/ John L. McGannon
John L. McGannon
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Stock Certificate.

4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1 (2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2 (3)	Form of Software License and Software Support Agreement.

10.3 (3)	Form of Professional Services Agreement.

10.4 (3)	Form of Value Added Reseller Agreement.

10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7 (5, #)	John L. McGannon Employment Agreement.

10.8 (6)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.9 (7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.10 (8)	2004 Stock Incentive Plan.

10.11 (9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.12 (#, *)	Tao Ye Employment Agreement.

10.13 (#, *)	Nasser Barghouti Employment Agreement.

10.14 (#, *)	J. Douglas Winter Employment Agreement.

14.1 (7)	Code of Conduct.

31 (*)	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (*)	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.