Form 10-Q
period 2004-09-30
DOCUMENT SCIENCES CORP
filed 2004-11-15
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of November 12, 2004, there were 4,009,505 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$2,835,039	$1,916,595
Short-term investments	1,941,087	3,979,864
Accounts receivable, net	7,696,335	6,959,940
Other current assets	966,781	655,392

Total current assets	13,439,242	13,511,791
Property and equipment, net	625,254	689,575
Software development costs, net	3,496,399	2,494,634
Goodwill, net	4,495,192	724,615
Other assets	51,984	202,944

Total assets	$22,108,071	$17,623,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,283	$205,036
Accrued compensation	1,488,644	1,088,772
Other accrued liabilities	737,223	1,159,686
Deferred revenue	10,763,761	10,356,855

Total current liabilities	13,348,911	12,810,349

Obligations under capital leases	53,548	69,405

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,136	3,331
Treasury stock	(472,231)	(556,352)
Additional paid-in capital	12,173,375	8,759,120
Accumulated comprehensive loss	(108,829)	(88,611)
Retained deficit	(2,890,839)	(3,373,683)

Total stockholders’ equity	8,705,612	4,743,805

Total liabilities and stockholders’ equity	$22,108,071	$17,623,559

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Initial license fees	$1,908,337	$1,010,677	$5,109,358	$3,516,170
Annual renewal license and support fees	2,952,828	2,660,336	8,690,972	7,853,812
Services and other	1,174,813	909,558	2,973,905	2,940,443

Total revenues	6,035,978	4,580,571	16,774,235	14,310,425
Cost of revenues:
Initial license fees	493,645	286,043	1,027,744	786,524
Annual renewal license and support fees	455,835	444,889	1,473,588	1,264,100
Services and other	941,975	700,474	2,373,340	2,101,459

Total cost of revenues	1,891,455	1,431,406	4,874,672	4,152,083

Gross margin	4,144,523	3,149,165	11,899,563	10,158,342
Operating expenses:
Research and development	957,725	873,259	2,789,432	3,549,245
Selling and marketing	2,229,625	1,837,325	6,212,809	6,612,282
General and administrative	765,289	688,127	2,450,393	2,070,853

Total operating expenses	3,952,639	3,398,711	11,452,634	12,232,380

Income (loss) from operations	191,884	(249,546)	446,929	(2,074,038)
Interest and other income (loss) , net	13,577	(80,627)	55,037	28,140

Income (loss) before income taxes	205,461	(330,173)	501,966	(2,045,898)
Provision for income taxes	—	11,007	19,123	37,451

Net income (loss)	$205,461	$(341,180)	$482,843	$(2,083,349)

Net income (loss) per share–basic	$0.05	$(0.09)	$0.14	$(0.54)

Weighted average shares used in basic calculation	3,952,686	3,900,727	3,486,379	3,883,538

Net income (loss) per share–diluted	$0.04	$(0.09)	$0.10	$(0.54)

Weighted average shares used in diluted calculation	5,044,337	3,900,727	4,635,532	3,883,538

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income (loss)	$482,843	$(2,083,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	245,420	322,495
Loss on disposal of fixed assets	—	124,425
Amortization of software development costs	730,093	487,778
Provision for doubtful accounts	(164,222)	26,023
Changes in operating assets and liabilities:
Accounts receivable	(567,579)	2,871,174
Other assets	(310,050)	84,970
Accounts payable	154,262	31,390
Accrued compensation	399,869	(666,469)
Other accrued liabilities	(434,552)	(59,332)
Deferred revenue	406,750	215,796

Net cash provided by operating activities	942,834	1,354,901
Investing activities
Purchases of short-term investments	(904,820)	(3,103,269)
Maturities of short-term investments	2,935,000	3,190,000
Purchases of property and equipment, net	(181,054)	(300,801)
Proceeds from disposal of assets	—	1,160
Additions to software development costs	(1,731,858)	(1,191,200)

Net cash provided by (used in) investing activities	117,268	(1,404,110)
Financing activities
Principal payments under capital lease obligations	(15,857)	(12,145)
Purchase of Objectiva Software Solutions	(392,844)	—
Purchase of treasury stock	—	(11,390)
Sale of treasury stock	72,734	—
Issuance of common stock	209,464	107,202

Net cash provided by (used in) financing activities	(126,503)	83,667

Increase in cash and cash equivalents	933,599	34,458
Effect of foreign currency on cash	(15,155)	35,517
Cash and cash equivalents at beginning of period	1,916,595	2,284,367

Cash and cash equivalents at end of period	$2,835,039	$2,354,342

Supplemental disclosure of cash flow information:
Interest paid	$2,079	$—

Income taxes paid	$19,123	$37,451

Capital lease obligations entered into for property and equipment	$—	$109,313

Acquisition of business in exchange for common stock	$3,216,983	$—

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts for 2003 have been reclassified to conform with the 2004 presentation, including reclassification of $1,648,851 from “due from affiliates” to “accounts receivable” in the consolidated balance sheet at December 31, 2003.

Note B - Revenue Recognition

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 267,844 and 67,301 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended September 30, 2004 and 2003, respectively, and 138,357 and 45,871 shares were excluded for the nine months ended September 30, 2004 and 2003, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Weighted average common shares outstanding used in basic EPS calculation	3,952,686	3,900,727	3,486,379	3,883,538
Effect of dilutive stock options	1,091,651	—	1,149,153	—

Shares used in diluted EPS calculation	5,044,337	3,900,727	4,635,532	3,883,538

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

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions: risk-free interest rates of 4%, dividend yields of 0%, expected volatility of 55% to 109% and a weighted-average expected life of the option of seven years.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss), as reported	$205,461	$(341,180)	$482,843	$(2,083,349)
Less stock-based compensation expense	(206,273)	(183,526)	(449,994)	(503,946)

Net income (loss), as reported less stock- based compensation expense	$(812)	$(524,706)	$32,849	$(2,587,295)

Adjusted pro forma basic net income (loss) per share	$0.00	$(0.13)	$0.01	$(0.67)
Adjusted pro forma diluted net income (loss) per share	$0.00	$(0.13)	$0.01	$(0.67)

Note F - Business Combination

On July 20, 2004, we completed the acquisition of the remaining 79% of the outstanding common stock of Objectiva Software Solutions, Inc. (Objectiva), which upon completion of the acquisition became our wholly-owned subsidiary. Objectiva is a services company specializing in enterprise software development, including rapid prototyping, product co-development, product migration, product porting and product reengineering. The acquisition was consummated pursuant to that certain Stock Purchase Agreement, dated as of June 27, 2004, by and among Document Sciences and the selling stockholders identified therein.

The results of operations of Objectiva have been included in the accompanying consolidated financial statements from the date of acquisition and were accounted using the purchase method of accounting. The total cost of the acquisition and the subsequent allocation was as follows:

Total acquisition costs:
Issuance of 629,793 shares of DSC common stock (a)	$3,216,983
Cash paid at acquisition to Objectiva shareholders	392,844
Acquisition related expenses	299,662
Existing investment	150,000

$4,059,489

Allocated to assets and liabilities as follows:
Tangible assets acquired	$539,108
Assumed liabilities	(250,196)
Goodwill	3,770,577

$4,059,489

(a)	Based on the market value of our stock 2 days prior, the day of and 2 days subsequent to the acquisition date of July 20, 2004.

Pro Forma Information

The following unaudited pro forma condensed combined financial data for the three and nine months ended September 30, 2004 and 2003 was derived from our historical financial statements and the historical financial statements of Objectiva prior to the acquisition. The unaudited pro forma condensed combined financial data give effect to the acquisition of Objectiva as if it had occurred at the beginning of each period presented. The unaudited pro forma condensed combined financial data has been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated, or of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$6,041,629	$4,858,507	$17,269,667	$14,880,722
Net income (loss)	$(212,138)	$(290,605)	$14,260	$(2,052,448)
Net income (loss) per share–basic	$(0.05)	$(0.07)	$0.00	$(0.53)
Net income (loss) per share–diluted	$(0.05)	$(0.07)	$0.00	$(0.53)

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

Revenue Recognition. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, SAB No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Impairment of Goodwill. The value of our goodwill could be impacted by future adverse changes such as declines in our operating results or failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, we had net deferred tax assets of $2.7 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.4 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next fiscal period. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely are unanticipated costs associated with the integration of Objectiva and a lack of taxable income resulting from poor operating results during 2005. At September 30, 2004, the net deferred tax assets of $275,000 remained unchanged.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

The following table shows the components of revenues, cost of revenues, operating expenses and other items as a percentage of total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Initial license fees	32%	22%	30%	25%
Annual renewal license and support fees	49	58	52	55
Services and other	19	20	18	20

Total revenues	100	100	100	100
Cost of revenues:
Initial license fees	8	6	6	5
Annual renewal license and support fees	7	10	9	9
Services and other	16	15	14	15

Total cost of revenues	31	31	29	29

Gross profit	69	69	71	71
Operating expenses:
Research and development	16	19	17	25
Selling and marketing	37	40	37	46
General and administrative	13	15	14	15

Total operating expenses	66	74	68	86

Income (loss) from operations	3	(5)	3	(15)
Interest and other income (loss), net	—	(2)	—	—

Income (loss) before income taxes	3	(7)	3	(15)
Provision for income taxes	—	—	—	—

Net income (loss)	3%	(7)%	3%	(15)%

Revenues

Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. The following discussion is separated into these categories. We sell our products principally through our direct sales force domestically and through distributors and Value Added Resellers (VARs) internationally.

The following table summarizes revenues (in thousands) and the percentage change over the same period of the prior year for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Initial license fees	$1,908	89%	$1,011	(63)%	$5,109	45%	$3,516	(44)%
Annual renewal license and support fees	2,953	11	2,660	9	8,691	11	7,854	11
Services and other	1,175	29	910	10	2,974	1	2,940	(4)

Total revenues	$6,036	32%	$4,581	(24)%	$16,774	17%	$14,310	(13)%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products.

The components of initial license fees (in thousands) of our product families consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Products:
CompuSet	$981	$385	$2,388	$1,683
Document Library Services	203	(59)	840	700
xPression	724	685	1,881	1,133

Total initial license fees	$1,908	$1,011	$5,109	$3,516

The increases in initial license fees for the three and nine months ended September 30, 2004 were due to higher sales in the United States and improved product sales of CompuSet and xPression.

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued use and support of our licensed products. The increases for the three and nine months ended September 30, 2004 were due to increases in our base of licensed software and in pricing increases.

Services and other. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues. The increase for the three months ended September 30, 2004 was largely due to consulting revenue from our Objectiva subsidiary.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the same period of the prior year for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Initial license fees	$493	73%	$286	(47)%	$1,028	31%	$787	(37)%
Annual renewal license and support fees	456	2	445	11	1,474	17	1,264	10
Services and other	942	34	700	13	2,373	13	2,101	7

Total cost of revenues	$1,891	32%	$1,431	(8)%	$4,875	17%	$4,152	(5)%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third-party software, employment costs for distribution personnel and product packaging. The increases for the three and nine months ended September 30, 2004 were primarily due to increases in amortization of software development costs of $177,400 and $242,300, respectively, associated with our xPression technology.

Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of employment-related costs for our technical support staff. The increases for the three and nine months ended September 30, 2004 were primarily due to an increase in staff to support xPression.

Cost of services and other. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The increases for the three and nine months ended September 30, 2004 were primarily due to increased personnel expenses from the consolidation of Objectiva.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the same period of the prior year for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Research and development	$958	10%	$873	(27)%	$2,789	(21)%	$3,549	(11)%
Selling and marketing	2,230	21	1,838	(9)	6,213	(6)	6,612	21
General and administrative	765	11	688	(1)	2,450	18	2,071	(10)

Total operating expenses	$3,953	16%	$3,399	(13)%	$11,453	(6)%	$12,232	4%

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel, as well as from outside service providers, associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Research and development (net)	$958	10%	$873	(27)%	$2,789	(21)%	$3,549	(11)%
Capitalized software development costs	449	(25)	601	(1)	1,732	26	1,379	(1)

Research and development (gross)	$1,407	(5)%	$1,474	(18)%	$4,521	(8)%	$4,928	(8)%

Capitalized software development costs mainly include payroll related costs of our engineering resources, allocated facilities costs and consulting fees paid to Objectiva in relation to the development of xPression. The amount of software development costs to be capitalized in the future will depend on the establishment of technological feasibility of a product, the amount of resources used in the project after technological feasibility has been reached and its general release date. We anticipate releasing xPression 2.0 in November 2004. Accordingly, no additional costs will be capitalized related to this product

The decrease in capitalized software development costs for the three months ended September 30, 2004 was primarily due to decreased resources spent working on technologically feasible products. The increase in capitalized software development costs for the nine months ended September 30, 2004 was primarily due to the timing of technological feasibility and additional testing being performed on xPression 2.0.

The decrease in gross research and development expenses for the three months ended September 30, 2004 was primarily due to a decrease in the use of outside consultants of $345,100 offset by an increase in personnel costs of $141,600. The decrease in gross research and development expenses for the nine months ended September 30, 2004 was primarily due to a decrease in the use of outside consultants of $278,600 and allocated facility and communication costs of $53,300.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The increase for the three months ended September 30, 2004 was primarily due to increases in personnel costs of $347,800 and outside consultants of $117,700. The decrease for the nine months ended September 30, 2004 was primarily due to decreases in travel and meeting expenses of $223,000 and trade shows and advertising of $180,200.

General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. The increases for the three and nine months ended September 30, 2004 were primarily due to increases in personnel costs of $182,600 and $405,400, respectively, offset by a reversal of a collected receivable previously written off of $107,500 for the three months ended September 30, 2004. The increases in personnel costs were due to a reclassification in 2004 of certain personnel from other departments.

Other items

Interest and other income (loss), net. Interest and other income (loss), net is composed of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and losses on disposals of fixed assets. Interest and other income (loss), net was $13,600 and $(80,600) for the three months ended September 30, 2004 and 2003, respectively, and $55,000 and $37,500 for the nine months ended September 30, 2004 and 2003, respectively. The lower amounts for the three and nine months ended September 30, 2003 were the result of a loss on the disposal of fixed assets in the third quarter of 2003.

Provision for income taxes. Provision for income taxes was $0 and $11,000 for the three months ended September 30, 2004 and 2003, respectively, and $19,100 and $37,500 for the nine months ended September 30, 2004 and 2003, respectively. These amounts were due to foreign taxes. For the nine months ended September 30, 2004, there has been no change to the net deferred tax assets of $275,000, so there is no provision. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll and outside consultants. Our main project underway is xPression 2.0. We currently anticipate releasing this major upgrade of our xPression software in November 2004. We do not use any equity-linked derivatives or stock as a form of liquidity to fund our operations. We currently do not have any debt from borrowed money.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. In this regard, a portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

At September 30, 2004, we had $4.8 million in cash, cash equivalents and short-term investments. This is a decrease of $1.1 million from December 31, 2003 and is primary due to a $736,400 increase in receivables, a net increase of $1.0 million in software development costs and a decrease of $422,500 in accrued liabilities offset by increases of $406,900 in deferred revenue, $399,900 in accrued compensation and cash used in acquisition of Objectiva. Our short-term investments are invested in U.S. government agency obligations.

As of September 30, 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. Lease commitments for the next five years are $214,078, $54,517, $55,528, $47,893 and $2,986, respectively.

Acquisition of Objectiva. On July 20, 2004, we paid consideration of approximately $3.6 million for the remaining 79% of the outstanding common stock of Objectiva Software Solutions, Inc. not already owned by Document Sciences. Objectiva employed nearly 90 people, primarily in China, and specialized in enterprise software development, including rapid prototyping, product co-development, product migration and porting and product reengineering. We have had a business relationship with Objectiva since 2001. On January 16, 2002, we entered into a two-year, $3.1 million development services agreement with Objectiva to help with our programming of xPression. In 2002 and 2003, we acquired approximately 21% of their common stock. On January 16, 2004, we signed another two-year development services agreement for $3.3 million. The three founders of Objectiva are now officers of Document Sciences.

Trends and Factors That May Affect Future Operating Results

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. Our revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for our products, the level of product and price competition, the length of our sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of our customers, our success in expanding our direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by us and our competitors, the mix of products and services sold, levels of international sales, our ability to successfully implement our operational, growth and other strategies, activities of, and acquisitions by, competitors, the timing of new hires, changes in foreign currency exchange rates, our ability to develop and market new products, controlling costs and general domestic and international economic conditions. In addition, our sales generally reflect a relatively high amount of revenue per order, and, therefore, the loss or delay of individual orders could have a significant impact on our revenues and quarterly operating results. In addition, a significant amount of our revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

Our software products generally are shipped as orders are received. As a result, initial license fees in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of receipt of initial license fees is difficult to predict because of the length of our sales cycle. For Autograph products, our sales cycle is typically three to nine months from initial contact. For xPression products, our sales cycle is typically six months to over one year from initial contact. Because our operating expenses are based on anticipated revenue trends and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, and/or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

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

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Additionally, our revenues and operating results are difficult to forecast, and our future results will depend upon many factors, including the following:

•	the demand for our products;

•	the level of product and price competition;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force or indirect distribution channels;

•	the acceptance and timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	our ability to successfully implement our operational, growth and other strategies;

•	the activities of, and acquisitions by, our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates; and

•	our ability to develop and market new products and to control costs.

Our initial license fee revenues mainly depend on when orders are received and shipped. However, because of our sales model, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result. To the extent such expenses precede, and/or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

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

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally involves a sales cycle of three months to more than one year in order to educate our prospective customers regarding the use and benefits of our products. In addition, the implementation of our products by customers involves a significant commitment of their resources over an extended period of time and is commonly associated with substantial customer business process reengineering efforts. Sales of our enterprise-wide xPression product line often involve many participants in the corporate decision-making process. Additionally, we have experienced and may, from time to time, continue to experience defects in our software which cause implementation problems and affect our sales and our sales cycle. For these and other reasons, our sales cycles and customer implementation periods are subject to a number of significant delays over which we have little or no control. Any delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on our business and results of operations and cause our operating results to vary significantly from quarter to quarter.

We currently derive a significant portion of our revenues with Xerox.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.6 million and $3.3 million for the nine months ended September 30, 2004 and 2003, respectively, representing 15% and 23% of our total revenues, respectively.

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

There can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now are, or in the future may become, our competitors. There can be no assurance that Xerox or one of its affiliated companies will not engage in business that directly competes with us. In addition, Xerox has ongoing internal development activities that could lead to products that compete with us. Xerox could expand these relationships or enter into additional ones, and as a result our business could be materially adversely affected.

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

For the nine months ended September 30, 2004, we had derived 47%, 16% and 37% of our initial license revenues from our CompuSet, DLS and xPression product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance and finance industries in the United States accounted for 66% and 22% of initial license revenues in 2004, respectively. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

Our growth is dependent upon successfully focusing our distribution channels.

To grow our business, we must streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products can enjoy a significant competitive advantage and high market demand. We also must leverage our existing relationships with Xerox and other partners by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. Additionally, we must form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete document automation solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales, including sales through our European subsidiary, accounted for $1.1 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, and $3.6 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively.

Our wholly owned subsidiary, Document Sciences Europe, markets and supports our products in Europe, Africa and the Middle East, for which they receive an agent fee. We license our products in Europe through VARs and to a much lesser extent, direct sales. Revenues generated by the activities of this subsidiary were $706,000 and $679,900 for the three months ended September 30, 2004 and 2003, respectively, and $2.3 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. Revenues generated in these regions were $444,000 and $653,800 for the three months ended September 30, 2004 and 2003, respectively, and $1.3 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.

In China, our products are distributed and/or supported by our subsidiary, Objectiva. Additionally, Objectiva generates revenues in China through consulting engagements. Revenues generated in China were $2,500 for the three months ended September 30, 2004.

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

A portion of our business is conducted in currencies other than the U.S. Dollar, primarily the Euro and the Chinese Yuan. Although exchange rate fluctuations have not had a significant impact on us, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. Dollar could cause currency transaction gains and losses in future periods. We do not currently engage in currency hedging transactions, and we cannot assure you that fluctuations in currency exchange rates in the future will not have a material adverse impact on our international revenues and our business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening or strengthening of the U.S. Dollar relative to all other currencies would not materially adversely affect expected fourth quarter 2004 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. Dollar. In reality, some currencies may weaken while others may strengthen. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2004. Declines in interest rates over time will, however, reduce our interest income.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2004, we completed our acquisition of Objectiva and successfully integrated Objectiva into our financial reporting process. We believe that this acquisition did not result in a significant change in our internal controls over financial reporting, nor were there any other changes in internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, controls over financial reporting, nor were there any other corrective actions required with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2004, we completed the acquisition of the remaining 79% of the outstanding common stock of Objectiva, which upon completion of the acquisition became our wholly-owned subsidiary. The acquisition was consummated pursuant to that certain Stock Purchase Agreement, dated as of June 27, 2004, by and among Document Sciences and the selling stockholders identified therein, in which we paid consideration of $3,609,827, consisting of $392,844 in cash and 629,793 shares of our common stock (with a value of $3,216,983 calculated based on the average price per share of common stock as of the close of trading from July 16 through July 22, 2004).

The stock consideration issued in the acquisition from our authorized but unissued shares of common stock and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

The following table provides information about purchases of equity securities by us or affiliated purchases during the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July	—		—	—	—
August	9,862	(a)	$4.82	—	—
September	—		—	—	—

(a)	These shares of our common stock were repurchased in privately negotiated transactions.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Specimen Stock Certificate.
4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1 (2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2 (3)	Form of Software License and Software Support Agreement.
10.3 (3)	Form of Professional Services Agreement.
10.4 (3)	Form of Value Added Reseller Agreement.
10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.
10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.
10.7 (5, #)	John L. McGannon Employment Agreement.
10.8 (6)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.9 (7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.
10.10 (8)	2004 Stock Incentive Plan.
10.11 (#,*)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.
10.12 (9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
10.13 (10, #)	Tao Ye Employment Agreement.
10.14 (10, #)	Nasser Barghouti Employment Agreement.
10.15 (10, #)	J. Douglas Winter Employment Agreement.
14.1 (7)	Code of Conduct.
31 (*)	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (*)	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(10)	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: November 15, 2004	/s/ John L. McGannon
John L. McGannon
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Specimen Stock Certificate.
4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1 (2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2 (3)	Form of Software License and Software Support Agreement.
10.3 (3)	Form of Professional Services Agreement.
10.4 (3)	Form of Value Added Reseller Agreement.
10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.
10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.
10.7 (5, #)	John L. McGannon Employment Agreement.
10.8 (6)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.9 (7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.
10.10 (8)	2004 Stock Incentive Plan.
10.11 (#,*)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.
10.12 (9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
10.13 (10, #)	Tao Ye Employment Agreement.
10.14 (10, #)	Nasser Barghouti Employment Agreement.
10.15 (10, #)	J. Douglas Winter Employment Agreement.
14.1 (7)	Code of Conduct.
31 (*)	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (*)	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(10)	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.