Form 10-K
period 2004-12-31
DOCUMENT SCIENCES CORP
filed 2005-03-24
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold at June 30, 2004 was $15,358,344.

As of March 24, 2005, there were 4,113,236 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be held on April 28, 2005, which proxy statement is expected to be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2004.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive, geopolitical and regulatory conditions and developments;

•	the markets for dynamic content publishing software;

•	market acceptance of enhancements to our existing products and introduction of new products;

•	continued profitability of our professional services; and

•	maintaining our relationships with our distribution partners.

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under “Item 1. Business – Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. We undertake no obligation to publicly release the results of any revision of, or otherwise update, the forward-looking statements.

PART I

ITEM 1. BUSINESS

Document Sciences Corporation develops, markets and supports a family of Dynamic Content Publishing software products used primarily for business to customer communications. Dynamic content publishing has become increasingly important as more companies benefit from automating the generation of personalized documents that include the precise assembly and layout of personal financial data, regulated content and in-context one-to-one marketing information. Our products facilitate an important form of communication between organizations and their customers by employing enterprise data assets and business compliance rules to produce high quality, regulated and highly-personalized documents that are ready to print in high-volume or on-demand, to email or to distribute over the web in real-time using HTML or Adobe Systems’ (Adobe) Portable Document Format (PDF®).

Using modern enterprise-class architecture standards, our new generation xPression™ product line enables scalable dynamic content publishing solutions across many industries, including insurance, financial services, managed healthcare, government and commercial outsourcing. Our entire product portfolio, including our previous generation Autograph™ product family, is licensed to approximately 565 customers worldwide who collectively produce over an estimated one billion personalized documents per month, operating on computing environments ranging from traditional enterprise mainframe systems, distributed client/server PC and UNIX configurations, to modern highly-scalable J2EE application server platforms.

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

Available Information

This annual report, and each of our other periodic and current reports, including any amendments thereto, are available, free of charge, on our website at www.docscience.com, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference in this report and should not be considered part of this report. In addition, the Securities and Exchange Commission website, www.sec.gov, contains reports, proxy and information statements and other information about us.

Products

Our new generation xPression product line addresses a major functional area within the growing Enterprise Content Management (ECM) arena: Dynamic Content Publishing. In 2004, we released the second major version of xPression, including our new higher-performance composition engine, and this has resulted in improved xPression sales. In addition, all of our software products can be complemented by our professional services organization, including services provided by our China-based Document Factory, thereby enabling the delivery of cost-effective fully-integrated functional solutions to our worldwide customer base.

We generally license our products for an upfront initial license fee and an annual renewal license and support fee, usually 20% of the initial license fee, which is required for the initial year and subsequent years. We also offer the right to license for perpetual use of our products and, in these cases, annual maintenance agreements are typically charged at 20% of the list price of the initial license fees.

Autograph to xPression Transition

From its introduction in 2002 through 2004, we have installed our new generation xPression products in over 30 major accounts worldwide – new accounts including competitive installations, as well as previous generation Autograph accounts. These installations validate our ability to migrate Autograph, as well as competitive accounts, to xPression using a scalable and reliable delivery model. We have recently introduced packaged offerings consisting of additional software and services for further facilitating the migration of our existing Autograph customers, as well as from select competitive products, to our xPression product family. During 2005, we anticipate actively marketing these packaged offerings to generate additional account migrations.

Dynamic Content Publishing

Our xPression product line provides dynamic content publishing capabilities on an open J2EE architecture. As such, our xPression products are developed in Java, adhering to J2EE open standards for compatibility with application server platforms such as IBM WebSphere and BEA WebLogic. Our xPression dynamic content publishing components can also be tightly integrated with other enterprise applications to extend the existing capabilities of ECM platforms, customer relationship management (CRM) systems and other enterprise technology assets. The xPression product line is based on open XML standards for open data interchange, and on Unicode text encoding for worldwide language support. These characteristics are attractive to customers seeking inter-operability between their enterprise applications and adherence to open standards.

xPression Server and Client products. The xPression Server manages the robust content creation and document assembly process required in complex, regulated text-intensive documents such as proposals, contracts, policies and customer correspondence. xPression Server supports several client application that provide user interfaces for systems management (xPression Admin), personalized document design (xPression Design), interactive real-time document generation (xPression Response) and collaborative document revision and approval (xPression Revise). Customers can configure their xPression installations with any number of server and client products as required by the application type and performance requirements.

xPression Admin manages all aspects of the xPression configuration including access security, customer data sources and mapping, document production and multi-channel output environments. xPression Admin is designed for use by the system administrators familiar with the overall operating environment. Conversely, xPression Design is designed for non-technical business users responsible for the creation and management of personalized document applications. This is accomplished using a hierarchy of content items that is created and managed using Microsoft Corporation’s (Microsoft) Word®, the industry-standard authoring and design tool for regulated documents such as contracts and correspondence. The support of open tools such as Microsoft Word enables our customers to redeploy the development and maintenance of applications from their generally higher-cost IT department to the line-of-businesses responsible for the application.

xPression Design manages and tracks the personalized document applications and their content items using a secure multi-user environment that supports powerful user-definable attributes (e.g. language, jurisdiction, affectivity, etc), multi-level revision control, multi-level approval workflows and advanced content searching. xPression Design enables the definition of simple or complex content assembly and business rules that control content selection and personalization based on unique customer data. Once a personalized document application has been created, validated, and approved, xPression Server manages the subsequent document assembly and publishing processes. These can execute in a high volume production mode, or as real-time, on-demand transactions. By leveraging the benefits of application servers, xPression Server is highly-scalable and supports multi-threaded clustered configurations, providing high-volume as well as high-concurrency performance.

xPression Response is a web browser based out-of-the-box client application that enables the on-demand generation of customer correspondence and other documents created using xPression Design. xPression Response features an integrated Java editor that can be used to make additional manual or exception changes to pre-assembled documents. xPression Response also supports web-based change tracking, approval and workflow processes to ensure document integrity and compliance. xPression Response can be integrated with a CRM or other correspondence management or call center system of choice.

xPression Revise provides more sophisticated capabilities for managing complex contract applications that require re-issuance control and a level of collaboration. In 2005, we anticipate introducing additional client product capabilities.

Finally, xPression provides extensible capabilities in the increasingly important areas of integration and connectivity using xPression Framework. Because of its open architecture and its adherence to XML standards, xPression can be tightly integrated with a wide variety of line-of-business applications such as insurance and financial administration systems, business workflow systems, as well as enterprise ECM platforms. To further our capabilities in the connectivity area, we also support web services as well as XML dialects such as the insurance-industry ACORD standard. Furthermore, we enhance our technical connectivity by developing strong partnerships with other open system providers. In 2005, we anticipate introducing additional enterprise connectivity capabilities.

Composition Engine. The xPression product family supports our core CompuSet composition engine, thus enabling and facilitating the migration of existing Autograph applications to xPression. CompuSet automates document composition using data and variable content tagged in a manner conceptually and syntactically similar to HTML or XML, the web tagging standards, and styled using specifications conceptually similar to CSS and XSL, the web styling standards. In a fully automated fashion, CompuSet transforms the tagged data, the style specifications and the variable content into high-quality electronic documents that are assembled and composed at rates in excess of 50 pages per second, depending on the computing platform and document complexity. The document composition features are rich and extensive, including the automatic generation of multi-dimensional dynamic data driven graphics, and the support of full color text and images.

The composition process is further optimized for print, email and/or web media for multi-channel distribution. CompuSet supports a number of popular Page Description Languages (PDLs) for subsequent printing, electronic distribution and/or archive storage for future retrieval and viewing. These PDLs provide device-specific instructions for rendering text, forms, images and graphics into printable streams or into electronic documents. Output processing capabilities include inline output stream manipulation for splitting, merging, re-sequencing, sorting, bundling and bar coding. These features are necessary for postal optimization, for the support of finishing equipment without further post-processing and for multi-channel applications that require both print and electronic (email) distribution. The PDL formats currently supported are Xerox Metacode, International Business Machines Corporation’s (IBM) AFPDS®, Hewlett-Packard Company’s PCL® and Adobe’s PostScript®, including Xerox VIPP extensions for high-volume full-color production on Xerox DocuColor and iGen product lines, and well as Adobe PDF.

In 2004, we introduced xPression Publish, our new Java-based composition engine, as part of xPression 2.0. The design of the new composition engine incorporates the majority of features available in our CompuSet engine, as well as significant extensions in the areas of multi-frame page layout, multi-language support including support for double-byte Asian languages and scalable multi-threaded performance. The new xPression Publish engine supports higher volume print applications as well as higher throughput real-time transactional eBusiness applications. In 2005, we plan on further enhancing this engine, including providing incremental Output Processing functionality. We also anticipate introducing new application design tools that take full advantage of the capabilities of our new publishing engine.

Professional Services

In addition to our software products, we provide a comprehensive suite of professional services that can assist customers in the implementation of mission-critical dynamic content publishing applications. Professional services include on-site software installation, consulting services, customer training programs and telephone support programs. Our consulting services are currently focused on assisting in the sale of high margin initial software licenses by providing project management, requirements analysis, application design and development services. The capacity of our domestic professional services has been extended through the use of our cost effective China-based Document Factory team.

Our consulting services can be also provided in conjunction with our system integration partners. In addition to consulting services, we provide introductory and advanced-level education classes for our xPression and Autograph products at our headquarters in San Diego, our office in Milwaukee and at customer sites. We believe that the use of our professional services enables customers to deploy our dynamic content publishing products more rapidly and more cost-effectively. In 2005, we anticipate putting incremental emphasis on the delivery of professional services in support of our packaged xPression migration offerings.

Development Outsourcing Services

In addition to our software products and professional services, we also provide cost effective development outsourcing services through our subsidiary’s, Objectiva Software Solutions Inc. (Objectiva), software engineering team based in Beijing, China. These software engineering services include project management, design and architecture, prototyping, coding, testing and productizing. Our Objectiva software engineering team has achieved CMM Level 3 certification, a recognized global standard for quality service delivery, as well as other vendor specific recognitions such as Microsoft MVP certified engineers. In 2005, we anticipate continued investment and growth in our core Objectiva software engineering outsourcing services.

Sales and Marketing

Our sales and marketing organization targets markets that require dynamic content publishing, including high volume, high quality document personalization. We currently license our products using a combination of direct sales and alternative channels. In North America, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are provided with pre-sales technical support through qualified solution analysts. Account executives and solution analysts are located throughout North America to provide optimal coverage. Outside of North America, we distribute our software products through value added resellers (VARs) in Australia, South America and Asia. Our subsidiary, Document Sciences Europe, markets our products in Europe, Africa and the Middle East by providing VAR channel management and support and by defining European market and product requirements.

We are continuing to increase both our product offerings and markets through joint marketing, sales and distribution and development relationships with other major companies. Current relationships include formal and informal marketing and sales alliances with EMC Corporation, Computer Science Corporation (CSC), Edgewater Technology Inc., IBM Inc. and Xerox Global Services. These relationships provide qualified sales leads for our products and extend our sales coverage and networking capabilities. In addition, we also support partner relationships with complementary technology companies such as EMC Documentum and FileNet, Inc. as well as numerous insurance admin system vendors such as Fiserv, Harlosh, Solcorp and Worldgroup. We participate in joint marketing events with our key partners whenever appropriate and feasible. Furthermore, we actively market our products and solutions at industry focused trade shows, through focused regional seminars and through a variety of web marketing mechanisms, including webinars.

Research and Development

We continue to enhance our product offerings, engaging key customers and prospects to identify requirements and to prioritize specific product features. We also engage industry and technology analysts, and key partners to understand existing market trends, new target markets, and overall technology directions. Our 2005 development roadmap addresses key requirements for tight integration into emerging ECM Enterprise Reference Architecture (ERA) models, as well as new target markets identified through our ongoing planning process.

In general, our product development strategy is based on delivering dynamic content publishing solutions for specific types of document applications in one or more vertical markets or industries, or in identifying more horizontal applications that can be sold across many market segments. A cross-functional team is responsible for delivering each focused offering. We use a documented business planning and product delivery process to guide our product development and delivery activities throughout the year. We also employ rapid prototyping to validate new product concepts, and agile development methodologies to be responsive in a rapidly-evolving technology environment.

During 2004, we acquired Objectiva, a China-based development outsourcing company that provided us with cost-effective software development capabilities. The acquisition of Objectiva has significantly increased our software development capacity, including our ability to respond more rapidly to unanticipated requirements driven by new technologies, new partnerships, or new business opportunities.

Our recent xPression 2.0 release continues to build on our xPression family of products. These product offerings adhere to open standards for large-scale systems integration such as J2EE and XML. By developing products using open standards we can expand the delivery of our products through and with large systems integrators and other channels. By offering application migration paths wherever possible we also enable our Autograph customers to purchase and migrate to our newer xPression offerings.

We continue to maintain and enhance our Autograph product line for operation on traditional platforms such as mainframe environments. These well-established products, including DLS and VC Pro, are maintained by teams that respond to customer requests for defect corrections and feature enhancements. These products are proven and feature rich, and we do not anticipate the need to significantly enhance them during 2005.

We expect to continue enhancing our existing product portfolio and to develop new products, particularly as they relate to multi-channel applications, including electronic (email) distribution and web portals. Our development expenditures continue to be a major focus of our resources. Such expenditures, not including amounts capitalized, were $7.0 million, $6.3 million and $5.8 million in 2002, 2003 and 2004, respectively.

We can make no assurance that we will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that such new products will achieve market acceptance. See “Risk Factors – Our growth depends on market acceptance of our existing products, enhancements to existing products and our introduction of new products.”

Competition

The market for dynamic content publishing products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their existing dynamic content publishing processes to our dynamic content publishing software.

We also face competition from DocuCorp International, Inc. and InSystems Technologies, Inc. in the insurance industry; Metavante in banking and financial services; Pitney Bowes Group 1 Software, Inc.; Exstream Software, Inc. and numerous other smaller competitors. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed base of customers than we do. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price.

It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft and Adobe, and from large corporations providing database and content management software solutions, such as Oracle Corporation. In addition, Xerox or IBM, either directly or through affiliated entities, could become large competitors. Moreover, as the market for dynamic content publishing software develops, a number of these or other companies with significantly greater resources than ours could attempt to enter or increase their presence in the dynamic content publishing market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Customers

We derived 17%, 21% and 16% of our revenues through Xerox and its affiliates in 2002, 2003 and 2004, respectively. As a result, discontinuation of agreements and other business transactions that may adversely impact our relationship with Xerox could have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2004, we had 231 employees including 80 in professional services and customer support, 35 in sales and marketing, 94 in research and development and 22 in finance and administration. None of our employees are represented by labor unions. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Financial Information about Segments and Geographic Areas

The information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region is set forth at the end of this annual report under the heading “Notes to Consolidated Financial Statements – 3. Geographic Information” and is incorporated herein by reference.

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

Our growth depends on market acceptance of our existing products, enhancements to existing products and our introduction of new products.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $4.0 million, $4.3 million and $3.8 million in 2002, 2003 and 2004, respectively, representing 17%, 21% and 16% of our total revenues, respectively.

In November 2003, we paid $2.7 million to Xerox to repurchase the remaining 740,024 shares of Document Sciences’ common stock owned by Xerox. Since Xerox no longer has an equity interest in us, there may be less incentive in continuing to do business with us at the same level. Though we intend to continue our existing relationships with Xerox, our strategy has been, and continues to be, to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our plans to become more independent will not adversely affect our business, results of operations and financial condition. Our failure to maintain these relationships or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

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

The market for our dynamic content publishing products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations and direct competition from numerous software vendors, including Docucorp International, Inc., InSystems Technologies, Inc., Group 1 Software, Inc., Exstream Software, Inc. and Metavante Corporation. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products, new solutions introduced by existing competitors or by new companies entering the market.

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

We derived 45%, 42% and 13% of our initial license revenues from our CompuSet, xPression and DLS product lines in 2004, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance, finance and print service industries in the United States accounted for 70%, 20% and 6% of initial license revenues in 2004, respectively. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

Our growth is dependent upon successfully focusing our distribution channels.

To grow our business, we must streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products can enjoy a significant competitive advantage and high market demand. We also must leverage our existing relationships with Xerox and other partners by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. Additionally, we must form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete dynamic content publishing solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it will have a material adverse effect on our business, operating results and financial condition.

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

We are continuing our focus on the consulting services component of our professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical dynamic content publishing applications. This strategy is dependent on retaining and hiring professionals to perform these consulting services. Should we be unable to maintain the necessary services workforce, our business and financial condition could be materially adversely affected.

We are exposed to risks associated with international operations.

Our revenues from export sales accounted for 23%, 27% and 23% of our total revenues in 2002, 2003 and 2004, respectively.

We license our products in Europe through VARs and to a much lesser extent, direct sales. Revenues generated by these activities were $3.2 million, $3.2 million and $3.4 million in 2002, 2003 and 2004, respectively.

Our wholly owned subsidiary, Objectiva, develops, markets and supports our products in Asia. As of December 31, 2004, they had 110 employees.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $2.1 million, $2.3 million and $2.0 million in 2002, 2003 and 2004, respectively.

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

Our business is dependent on the market for dynamic content publishing software.

The market for dynamic content publishing software is intensely competitive, highly fragmented and subject to rapid change. We cannot assure you that the market for dynamic content publishing software will continue to grow or that, if it does grow, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance, and if the dynamic content publishing software market develops more slowly than we currently anticipate, our business, operating results and financial condition would be materially adversely affected.

In addition, the commercial market for dynamic content publishing of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with such services. It is difficult to predict whether the demand for related products and services would increase or decrease in the future. Since the increased commercial use of the Internet, intranets and commercial on-line services could require substantial modification and customization of certain of our products and services as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in the future in this market.

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

We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite these protective measures, it may be possible for unauthorized third parties to copy portions of our products or use information we consider proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

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

ITEM 2. PROPERTIES

We lease approximately 21,300 square feet for our principal administrative, sales, marketing, training and research and development facility in Carlsbad, California. This lease expires on February 28, 2005 and has been extended two additional months. We have signed a new lease for a new building in Carlsbad for approximately 17,100 square feet that will expire June 15, 2011. Our regional office in Milwaukee, Wisconsin occupies approximately 3,400 square feet of office space pursuant to a lease expiring on October 31, 2008. Our subsidiary in France occupies approximately 2,200 square feet of office space with a lease expiring on April 15, 2005. In addition, our subsidiary in China occupies approximately 12,000 square feet of office space expiring May 20, 2009. Sales representatives and field technical support personnel operate from their homes. We believe that the current properties that we lease are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become involved in legal proceedings from time to time. As of March 24, 2005, we were not a party, nor was our property subject, to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded on The Nasdaq SmallCap Market under the symbol “DOCX.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported on The Nasdaq National Market System. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Fiscal 2003

First quarter ended March 31, 2003	$5.35	$2.81
Second quarter ended June 30, 2003	$7.75	$3.09
Third quarter ended September 30, 2003	$4.49	$3.06
Fourth quarter ended December 31, 2003	$4.95	$3.28

Fiscal 2004

First quarter ended March 31, 2004	$6.00	$4.15
Second quarter ended June 30, 2004	$5.80	$4.64
Third quarter ended September 30, 2004	$5.60	$4.12
Fourth quarter ended December 31, 2004	$5.59	$4.44

We had 4,113,236 shares outstanding and 105 record holders of our common stock as of March 24, 2005. Historically, we have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

The following table provides information about purchases of equity securities by us or affiliated purchases during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October	—		—	—	—
November	8,322	(a)	$5.01	—	—
December	—		—	—	—

(a)	These shares of our common stock were repurchased in privately negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this annual report on Form 10-K.

	Years ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations
Net revenues	$22,579	$22,120	$23,086	$20,445	$23,346
Income (loss) from operations	(416)	359	1,173	(1,727)	726
Net income (loss)	531	638	1,560	(1,754)	719
Net income (loss) per share	0.05	0.11	0.36	(0.47)	0.15
Shares used in per share calculations	11,153	5,831	4,286	3,768	4,729

Balance Sheet
Working capital	$17,151	$5,036	$6,004	$701	$865
Total assets	31,496	19,706	21,185	17,624	23,513
Stockholders’ equity	21,134	7,700	9,181	4,744	9,128

The decrease in the balance sheet items from 2000 to 2001 was due to our tender offer completed in April 2001 where we purchased 6,000,000 shares of our outstanding common stock for $2.00 per share. The decrease in the balance sheet items from 2002 to 2003 was primarily due to our November 2003 purchase of 740,024 shares of our outstanding common stock for $2.7 million and a decrease in accounts receivable of $1.9 million. Working capital was also affected by a $667,100 increase in deferred revenue. The increase in total assets and stockholders’ equity from 2003 to 2004 was primarily due to the issuance of 629,793 shares of our common stock in conjunction with our July 2004 purchase of Objectiva.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those described below, including those risks described in the section entitled, “Business—Risk Factors,” and elsewhere in this annual report. Our discussion and analysis of the financial condition and results of operation of Document Sciences and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, computer software costs, goodwill, allowance for doubtful accounts and valuation allowance for net deferred tax assets. We base our estimates on historical and anticipated results and trends and on assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following critical accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Impairment of Goodwill. The value of our goodwill could be impacted by future adverse changes such as declines in our operating results or failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis or more frequently if indicators of impairment exist. In the process of our annual impairment review, we primarily use a discounted cash flow method to determine the fair value of our assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, we had net deferred tax assets of $2.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2005. As a result of our assessment at December 31, 2004, our valuation allowance remained at $275,000.

Results of Operations for the Years Ended December 31, 2002, 2003 and 2004

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2002	2003	2004
Revenues:
Initial license fees	42%	29%	30%
Annual renewal license and support fees	41	52	50
Services and other	17	19	20

Total revenues	100	100	100

Cost of revenues:
Initial license fees	7	5	7
Annual renewal license and support fees	7	8	8
Services and other	11	14	15

Total cost of revenues	25	27	30

Gross profit	75	73	70

Operating expenses:
Research and development	24	23	17
Selling and marketing	33	42	36
General and administrative	13	16	14

Total operating expenses	70	81	67

Income (loss) from operations	5	(8)	3
Interest and other income, net	1	0	0

Income (loss) before income taxes	6	(8)	3
Provision (benefit) for income taxes	(1)	1	0

Net income (loss)	7%	(9)%	3%

Revenues

Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. The following discussion is separated into these categories. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally.

The following table summarizes revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2002		2003		2004
Initial license fees	$9,592	17%	$5,994	(38)%	$7,029	17%
Annual renewal license and support fees	9,577	10	10,595	11	11,775	11
Services and other	3,917	(25)	3,856	(2)	4,541	18

Total revenues	$23,086	4%	$20,445	(11)%	$23,346	14%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products.

The components of initial license fees (in thousands) of our product families consist of the following:

	Years Ended December 31,
	2002	2003	2004
Products:
CompuSet	$6,666	$3,047	$3,142
xPression	616	1,770	2,989
Document Library Services	2,216	1,153	898
Document Viewing Services	94	24	—

Total initial license fees	$9,592	$5,994	$7,029

The increase in initial license fees in 2004 is primarily due to higher sales in the United States and improved product sales of xPression. Throughout 2003 and 2004, we addressed the difficulties we had faced with our initial launch of xPression in the fourth quarter of 2002. With the release of xPression 2.0, we have a more stable product and better features. With this release and better customer references, we were able to increase xPression license fees by over $1.2 million.

The decrease in initial license fees in 2003 was due to the impact of transitioning our marketing and sales effort from one based exclusively on our existing Autogragh suite to one focused largely around xPression. However, sales of our enterprise-wide xPression product line often involve more participants in the corporate decision-making process than sales of our Autograph suite. We experienced quality issues and installation problems on the introduction of our xPression product line. As a result of these factors, we had difficulties in generating customer references, which are typically required in the industries into which we sell. In this regard, sales of xPression had been less successful than planned due to transition difficulties, as well as the weak state of the overall economy and the related effect on corporate buying decisions.

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued use and support of our licensed products. The increases in 2004 and 2003 were due to increases in our base of licensed software users and in our list prices.

Services and other. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues. The increase in 2004 was largely due to increases in consulting services resulting from our purchase of Objectiva.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2002		2003		2004
Initial license fees	$1,600	7%	$1,082	(32)%	$1,554	44%
Annual renewal license and support fees	1,514	1	1,690	12	1,912	13
Services and other	2,606	(13)	2,822	8	3,487	24

Total cost of revenues	$5,720	(4)%	$5,594	(2)%	$6,953	24%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The increase in 2004 was primarily the result of higher sales and an increase in the amortization of software due to the general release of xPression 2.0. The decrease in 2003 was primarily the result of lower sales and a decrease in the amortization of software due to full amortization of Autograph products.

Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. The increases in 2004 and 2003 were due to increases in staff to support a growing product set.

Cost of services and other. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The increase in 2004 was due to an increase in staff to support our higher services revenues and from our purchase of Objectiva. The increase in 2003 was due to unbillable time related to the support of, and personnel training in, the use of xPression.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2002		2003		2004
Research and development	$5,456	5%	$4,656	(15)%	$3,888	(16)%
Selling and marketing	7,756	8	8,555	10	8,472	(1)
General and administrative	2,981	(13)	3,367	13	3,307	(2)

Total operating expenses	$16,193	3%	$16,578	2%	$15,667	(6)%

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

The following table shows the breakout of research and development capitalized software development costs (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2002		2003		2004
Research and development (net)	$5,456	5%	$4,656	(15)%	$3,888	(16)%
Capitalized software development costs	1,581	121	1,652	5	1,881	14

Research and development (gross)	$7,037	19%	$6,308	(10)%	$5,769	(9)%

Capitalized software development costs mainly include payroll related costs of our engineering resources and consulting fees paid to Objectiva in relation to the development of xPression. We expect the amount of capitalized software development costs to be less in 2005 because we expect a decrease in the time between the establishment of technological feasibility and general releases of our products. The increase in capitalized software development costs in 2004 was due to the amount of time between the establishment of technological feasibility and the general release of xPression 2.0. The increase in capitalized software development costs in 2003 was due to additional resources working on xPression.

Our gross development costs in 2004 declined because the costs to conduct development efforts in China became less expensive once resources changed from outside consultants to internal employees following our Objectiva acquisition. The decrease in gross development costs in 2003 was primarily due to a $243,000 decrease in allocated facility and communication costs, $241,000 decrease in personnel costs and a $111,000 decrease in expenditures for outside consultants.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The decrease in 2004 was primarily due to a $265,100 decrease in travel expenses and a $155,400 decrease in trade shows and advertising offset by a $288,300 increase in commissions and a $111,500 increase in outside consultants. The increase in 2003 was primarily due to a $413,000 increase in personnel costs in support of the release of xPression and a $250,000 increase in outside sales contractors.

General and administrative. General and administrative expenses consist of employment-related costs for finance, administration, IT and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. Not withstanding the $520,000 provision for a European Value Added Tax assessment we accrued in 2003, 2004 general and administrative expenses increased 16% over 2003. This increase was primarily due to a $454,400 increase in personnel costs due to a reclassification in 2004 of certain personnel from other departments. The increase in 2003 was primarily due to a $520,000 provision for a European Value Added Tax assessment and a $193,000 increase in professional fees offset by a $173,000 decrease in allocated facility and communication costs.

Other Items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and notes to Xerox and losses on disposals of fixed assets. Interest and other income, net were $93,900, $52,300 and $17,400 in 2002, 2003 and 2004, respectively. The decreases in 2004 and 2003 were the result of less interest income due to lower cash balances and lower interest rates.

Provision (benefit) for income taxes. The $24,700 provision for income taxes in 2004 was due to foreign taxes. In 2003, we reserved $30,000 of the previously released $305,000 of our recorded valuation allowance on net deferred tax assets. The remaining $48,900 provision for income taxes in 2003 was due to foreign taxes. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll. Our main project underway is a maintenance program, xPression 2.1. We intend to release in the 1st quarter of 2005. We currently do not have any debt from borrowed money. Our short-term investments are invested in U.S. government agency obligations.

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

At December 31, 2004, we had $6.7 million in cash, cash equivalents and short-term investments. This is an increase of $827,500 from December 31, 2003. This is primarily due to net income of $718,900 and an increase of $1.7 million in deferred revenue offset by payments of $1.9 million for software development costs.

Off-Balance Sheet Arrangements

As of December 31, 2003 and 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations

The following information as of December 31, 2004 is shown with respect to known contractual obligations for the periods specified below.

		Payment Due by Period
	Totals	Less than 1 year	1-3 Years	3-5 Years
Capital Lease Obligations	$69,405	$20,822	$41,642	$6,941
Operating Lease Obligations	3,140,268	617,022	1,296,978	1,226,268

Totals	$3,209,673	$637,844	$1,338,620	$1,233,209

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We will adopt the provisions of SFAS 123(R) using a modified prospective application. Under modified prospective application, SFAS 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Currently, the Chinese Yuan is tied to the U.S. Dollar at a rate of 8.28 to 1. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected first quarter 2005 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2004. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the end of this annual report on Form 10-K beginning on page F-1 and are incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in alerting him of information relating to Document Sciences that is required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Note applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and certain information regarding our executive officers is incorporated by reference to the information set forth in the sections entitled “Election of Directors – Nominees,” “Compensation of Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees—Audit Committee” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Executive Officers of Document Sciences

The executive officers of Document Sciences and their ages, as of March 24, 2005, are as follows:

Name	Age	Position
John L. McGannon	44	President, Chief Executive Officer and Chief Financial Officer
Daniel J. Fregeau	48	Executive Vice President
Nasser S. Barghouti, PhD.	41	Chief Technology Officer
Peter M. Riccio	49	Senior Vice President of Sales
J. Douglas Winter	37	General Manager of Technical Operations
Tao Ye	38	General Manager of Asian Operations

John L. McGannon has served as our President and Chief Executive Officer since January 2001 and Chief Financial Officer since December 1999. He has also served as Vice President, Chief Administrative Officer and Controller since joining Document Sciences in September 1998. From June 1997 through August 1998, Mr. McGannon served as the Manager of Financial Analysis and Planning for Simulation Sciences, Inc., a California-

based software developer for the oil and chemical engineering industries. Mr. McGannon worked for Chevron Corporation from 1988 to 1997 in a variety of financial management positions. Mr. McGannon holds a BA degree from Stanford University and an MBA from Carnegie Mellon University.

Daniel J. Fregeau has served as our Executive Vice President since January 2001. From 1998 to 2001, he served as Vice President of Worldwide Sales and Business Development. From 1997 to 1998, he served as Vice President, Business Development. From 1994 to 1997, he served as Vice President, Marketing and from 1992 to 1994, he served as Vice President, Sales. Before joining Document Sciences, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, Mr. Fregeau held several positions with Xerox Corporation’s Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

Nasser S. Barghouti, PhD. has served as our Chief Technology Officer since July 2004. Prior to joining Document Sciences, Mr. Barghouti co-founded Objectiva Software Solutions in August 2001 and served as Chief Technology Officer. Prior to founding Objectiva, he served as the Global Director of Technology at ONEWORLD Software Solutions from 2000 to 2001, where he was responsible for setting the technology direction of the company, and for providing technical oversight on software projects. Mr. Barghouti was also Associate Director of Information Technology at Bear Stearns & Co. in New York City, one of the world’s leading investment banks and brokerage clearing houses. He served as a Senior Member of the Technical Staff at AT&T Research Labs in Florham Park, NJ and Bell Labs in Murray Hill, NJ. Mr. Barghouti received his BS, MS and PhD all in Computer Science from Columbia University. He has published dozens of papers in referenced journals and international conferences, and has given numerous presentations at leading research labs and scientific forums.

Peter M. Riccio has served as our Senior Vice President of Sales since June 2004. Prior to joining Document Sciences, Mr. Riccio served as Vice President of Sales at Planitax, Inc. in 2003 and Saba Software from 1999 to 2003. Mr. Riccio also held executive-level sales positions at PeopleSoft, Inc. and Ardent Software, Inc. Mr. Riccio’s experience also includes sales positions at Hewlett-Packard and Informix Software.

J. Douglas Winter has served as our General Manager of Technical Operations since July 2004. Prior to joining Document Sciences, Mr. Winter co-founded Objectiva Software Solutions in August 2001 and served as CEO. Previously, he served as General Manager of ONEWORLD Software Solution’s California client service centers from 1999 to 2001, establishing their west coast operations and also served as part of their global operations committee, responsible for formulating and executing strategic operations. Mr. Winter also served as Program Manager for Qualcomm’s 3500 series of CDMA base stations and later was responsible for the product certification and testing of the QUALCOMM Thin Phone (QCP 860/1960). Mr. Winter holds a MSEE and a MBA from the Massachusetts Institute of Technology and a BSEE from Virginia Technological University. Following his undergraduate work, he worked for three years for Westinghouse where he was an instructor for the US Navy’s nuclear training program.

Tao Ye has served as our General Manager of Asian Operations since July 2004. Prior to joining Document Sciences, Mr. Ye co-founded Objectiva Software Solutions in August 2001 and was Chief Operating Officer and President of Objectiva Software Solutions in China. Previously, he served as General Manager of the ONEWORLD Software’s Greater China Division from 1999 to 2001. Prior to ONEWORLD, Mr. Ye was Program Manager for Intel Materials eBusiness effort and also worked for Eastman Kodak Company where he designed and implemented Kodak’s supply chain for Greater China Region. He holds an MBA from the MIT Sloan School of Business, a M.S. in Mechanical Engineering from the MIT School of Engineering, a M.S. in Materials Science from the University of California Santa Barbara and a B.S. in Mathematical Mechanics from Peking (Beijing) University.

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any directors or executive officers of Document Sciences.

Code of Ethics

We have a code of ethics that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as our directors. Our code of ethics is posted on our website at www.docscience.com and is included under Exhibit 14.1 to this annual report. If you would like a complementary copy of our code of ethics, please write to Document Sciences Corp, 6339 Paseo del Lago, Carlsbad, CA 92009, Attn: Corporate Secretary. We will disclose any waivers of, or amendments to, the code of ethics that applies to any of our senior and executive officers, controller and persons performing similar functions on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Executive Officer and Compensation” and “Compensation of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding our security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Beneficial Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Securities Available for Issuance under the Company’s Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2003, which plans were as follows: the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan, as amended.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,076,920	$2.77	1,258,407	(1)
Equity compensation plans not approved by security holders	—	—	—

Totals	2,076,920	$2.77	1,258,407

(1)	Includes 121,001 shares of our common stock that may be issued under the 1997 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled “Ratification of Appointment of Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Financial Statements. The financial statements, related notes thereto and the Report of Independent Registered Public Accounting Firm required hereunder are set forth at the end of this Annual Report beginning on page F-1.

2.	Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 2002, 2003 and 2004 is filed as part of this Form 10-K beginning on page S-1 and should be read in conjunction with our consolidated financial statements and related notes thereto.

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

(c)	Financial Statement Schedules required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

By:	/s/ JOHN L. MCGANNON
John L. McGannon
President and Chief Executive Officer

Dated: March 24, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. McGannon his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 24, 2005 in the capacities indicated:

Signatures	Title
/s/ JOHN L. MCGANNON	President, Chief Executive Officer, Chief Financial Officer and Director
John L. McGannon	(principal executive, financial and accounting officer)

/s/ THOMAS L. RINGER	Chairman of the Board of Directors
Thomas L. Ringer

/s/ RONALD S. BEARD	Director
Ronald S. Beard

/s/ BARTON L. FABER	Director
Barton L. Faber

/s/ COLIN J. O’BRIEN	Director
Colin J. O’Brien

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate.

4.2(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2(3)	Form of Software License and Software Support Agreement.

10.3(3)	Form of Professional Services Agreement.

10.4(3)	Form of Value Added Reseller Agreement.

10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7 (5, #)	John L. McGannon Employment Agreement.

10.8(6)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.9(7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.10(8)	2004 Stock Incentive Plan.

10.11 (#, *)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.12(9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.13 (10, #)	Tao Ye Employment Agreement.

10.14 (10, #)	Nasser Barghouti Employment Agreement.

10.15 (10, #)	J. Douglas Winter Employment Agreement.

10.16(11)	Lease for Principal Facilities.

14.1(7)	Code of Conduct.

21.1 (*)	Significant Subsidiaries of the Registrant.

23.1 (*)	Consent of Independent Registered Public Accounting Firm.

31.1 (*)	Certification of CEO/CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*)	Certification of CEO/CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(10)	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.

DOCUMENT SCIENCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Document Sciences Corporation

We have audited the accompanying consolidated balance sheets of Document Sciences Corporation (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
San Diego, California
January 28, 2005

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$1,916,595	$5,193,440
Short-term investments	3,979,864	1,530,523
Accounts receivable, less allowance for doubtful accounts of $697,473 and $506,501 in 2003 and 2004, respectively	6,959,940	7,601,485
Other current assets	655,392	876,201

Total current assets	13,511,791	15,201,649
Property and equipment, net	689,575	511,318
Software development costs, net of accumulated amortization of $738,343 and $1,655,907 in 2003 and 2004, respectively	2,494,634	3,247,194
Goodwill	724,615	4,495,192
Other assets	202,944	57,536

	$17,623,559	$23,512,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$205,036	$137,886
Accrued compensation	1,088,772	1,456,261
Other accrued liabilities	1,159,686	649,525
Deferred revenue	10,356,855	12,092,782

Total current liabilities	12,810,349	14,336,454

Obligations under capital leases	69,405	48,342

Commitments

Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 30,000,000; Issued shares – 3,330,806 and 4,204,876 at December 31, 2003 and 2004, respectively	3,331	4,205
Treasury stock – 153,500 and 121,001 shares at December 31, 2003 and 2004, respectively	(556,352)	(440,930)
Additional paid-in capital	9,283,770	12,943,243
Accumulated comprehensive loss	(88,611)	(68,276)
Retained deficit	(3,898,333)	(3,310,149)

Total stockholders’ equity	4,743,805	9,128,093

	$17,623,559	$23,512,889

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2003	2004
Revenues:
Initial license fees	$9,592,009	$5,994,283	$7,029,300
Annual renewal license and support fees	9,576,671	10,594,958	11,775,389
Services and other	3,917,099	3,856,002	4,541,410

Total revenues	23,085,779	20,445,243	23,346,099
Cost of revenues:
Initial license fees	1,599,958	1,082,550	1,553,839
Annual renewal license and support fees	1,513,812	1,689,887	1,911,936
Services and other	2,606,356	2,821,939	3,487,192

Total cost of revenues	5,720,126	5,594,376	6,952,967

Gross profit	17,365,653	14,850,867	16,393,132
Operating expenses:
Research and development	5,456,164	4,655,418	3,887,951
Selling and marketing	7,755,772	8,555,237	8,471,970
General and administrative	2,981,169	3,367,372	3,307,035

Total operating expenses	16,193,105	16,578,027	15,666,956

Income (loss) from operations	1,172,548	(1,727,160)	726,176
Interest and other income, net	93,903	52,314	17,445

Income (loss) before provision for income taxes	1,266,451	(1,674,846)	743,621
Provision (benefit) for income taxes	(293,589)	78,928	24,748

Net income (loss)	$1,560,040	$(1,753,774)	$718,873

Net income (loss) per share – basic	$0.41	$(0.47)	$0.20

Weighted average shares used in basic calculation	3,843,850	3,768,219	3,624,362

Net income (loss) per share – diluted	$0.36	$(0.47)	$0.15

Weighted average shares used in diluted calculation	4,286,485	3,768,219	4,729,373

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Comprehensive Income (Loss)	Retained (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	3,824,896	$3,825	—	$—	$10,781,055	$95,514	$(3,179,949)	$7,700,445
Issuance of common stock upon exercise of options	45,030	45	—	—	28,933	—	—	28,978
Stock compensation associated with the repurchase of common stock from an employee	—	—	—	—	30,474	—	—	30,474
Purchase of treasury stock	—	—	71,238	(168,672)	—	—	—	(168,672)
Sale of treasury stock	—	—	(59,791)	114,205	—	—	—	114,205
Retirement of treasury stock	(11,447)	(12)	(11,447)	54,467	(32,217)	—	(22,238)	—
Comprehensive income:
Net change in unrealized gain on short-term investments	—	—	—	—	—	4,921	—	4,921
Foreign currency translation adjustment	—	—	—	—	—	(89,454)	—	(89,454)
Net income	—	—	—	—	—	—	1,560,040	1,560,040

Comprehensive income								1,475,507

Balance at December 31, 2002	3,858,479	3,858	—	—	10,808,245	10,981	(1,642,147)	9,180,937
Issuance of common stock upon exercise of options	62,351	62	—	—	116,128	—	—	116,190
Purchase of treasury stock	—	—	743,524	(2,699,956)	—	—	—	(2,699,956)
Retirement of treasury stock	(590,024)	(589)	(590,024)	2,143,604	(1,640,603)	—	(502,412)	—
Comprehensive loss:
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	—	(57,939)	—	(57,939)
Foreign currency translation adjustment	—	—	—	—	—	(41,653)	—	(41,653)
Net loss	—	—	—	—	—	—	(1,753,774)	(1,753,774)

Comprehensive loss								(1,853,366)

Balance at December 31, 2003	3,330,806	3,331	153,500	(556,352)	9,283,770	(88,611)	(3,898,333)	4,743,805
Issuance of common stock upon exercise of options	318,972	319	—	—	663,578	—	—	663,897
Issuance of common stock upon purchase of Objectiva	629,793	630	—	—	3,216,353	—	—	3,216,983
Purchase of treasury stock	—	—	71,195	(339,835)	—	—	—	(339,835)
Sale of treasury stock	—	—	(28,999)	104,035	—	—	—	104,035
Retirement of treasury stock	(74,695)	(75)	(74,695)	351,222	(220,458)	—	(130,689)	—
Comprehensive income:
Net change in unrealized gain (loss) on short-term investments	—	—	—	—	—	(20,633)	—	(20,633)
Foreign currency translation adjustment	—	—	—	—	—	40,968	—	40,968
Net income	—	—	—	—	—	—	718,873	718,873

Comprehensive income								739,208

Balance at December 31, 2004	4,204,876	$4,205	121,001	$(440,930)	$12,943,243	$(68,276)	$(3,310,149)	$9,128,093

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2003	2004
Operating activities
Net income (loss)	$1,560,040	$(1,753,774)	$718,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	507,190	426,440	396,248
Stock based compensation	30,474	—	—
Loss on disposal of fixed assets	99,312	124,425	50,685
Amortization of software development costs	1,206,038	675,923	1,128,534
Provision for doubtful accounts	(94,766)	363,636	(191,239)
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(1,550,107)	1,266,037	(372,141)
Other assets	(141,848)	262,443	(219,181)
Accounts payable	(2,343)	6,993	(67,550)
Accrued compensation	698,342	(492,101)	367,473
Other accrued liabilities	(6,369)	575,874	(530,823)
Deferred revenue	1,742,837	619,677	1,733,905

Net cash provided by operating activities	4,048,800	2,075,573	3,014,784
Investing activities
Purchases of short-term investments	(3,520,070)	(3,156,588)	(931,621)
Sales of short-term investments	—	1,544,705	—
Maturities of short-term investments	2,808,000	3,720,000	3,335,000
Purchases of property and equipment, net	(214,601)	(349,187)	(268,124)
Net cash paid to purchase of Objectiva Software Solutions	—	—	(403,594)
Proceeds from disposal of assets	7,145	1,160	—
Additions to software development costs	(1,580,522)	(1,652,455)	(1,881,094)

Net cash provided by (used in) investing activities	(2,500,048)	107,635	(149,433)
Financing activities
Reduction of debt	(2,451,170)	—	—
Principal payments under capital lease obligations	—	(17,351)	(21,063)
Purchase of treasury stock	(168,672)	(2,699,956)	(339,835)
Sale of treasury stock	114,205	—	104,035
Proceeds from issuance of common stock	28,978	116,190	663,897

Net cash provided by (used in) financing activities	(2,476,659)	(2,601,117)	407,034

Increase (decrease) in cash and cash equivalents	(927,907)	(417,909)	3,272,384
Effect of foreign currency on cash	25,045	50,137	4,460
Cash and cash equivalents at beginning of year	3,187,229	2,284,367	1,916,595

Cash and cash equivalents at end of year	$2,284,367	$1,916,595	$5,193,439

Supplemental disclosure of cash flow information:
Interest paid	$171,970	$2,654	$2,803

Income taxes paid	$11,411	$48,928	$24,748

Capital lease obligations entered into for property and equipment	$—	$109,313	$—

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Document Sciences Corporation was incorporated on October 18, 1991 in Delaware as a subsidiary of Xerox Corporation (Xerox). We develop, market and support a family of dynamic content publishing software products and services used in high volume print and transactional web-based applications. Our newest xPression products, as well as our established Autograph dynamic content publishing products, each enable automated publishing solutions for many industries, including insurance, financial services, managed healthcare and commercial outsourcing.

We currently derive all of our license revenues from licenses of our xPression and Autograph products. Our services revenues come from fees for services related to these products, as well as fees for outsourced development through our subsidiary, Objectiva Software Solutions, Inc. (Objectiva). Our financial performance will continue to depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression and Autograph products.

Basis of Presentation

In 1994, we established a wholly owned subsidiary, Document Sciences Europe, in France, in order to market and support our products to the European community. In July 2004, we purchased all the remaining issued and outstanding common stock of Objectiva resulting in Objectiva becoming a wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of all our operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications

Certain amount for 2003 have been reclassified to conform with the 2004 presentation, including reclassification of $1,648,851 from due from affiliates to accounts receivable in the consolidated balance sheet at December 31, 2003. We have also reclassified amounts within Stockholders’ Equity to reflect excess costs over the stated value as provided in Accounting Principles Board (APB) Opinion No. 6, Status of Accounting Research Bulletin.

Foreign Operations

The functional currency of our French subsidiary is the Euro. The functional currency of Objectiva’s subsidiary, Objectiva Software Solutions (Beijing), is the Chinese Yuan. The balance sheet accounts of our subsidiaries are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. Foreign currency translation gains and losses are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in selling and marketing expenses in the consolidated statements of operations and were not significant during the years ended December 31, 2002, 2003 and 2004.

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

Concentration of Credit Risk

We sell our products primarily to large, multinational customers in the United States, Europe, Canada, Australia and South America. We derived 23%, 27% and 23% of our total revenues from customers outside the United States for the years ended December 31, 2002, 2003 and 2004, respectively. A significant concentration of our customers is in the insurance, finance and commercial print service industries. Xerox was the only customer that accounted for more than 10% of our revenue in any one year. It accounted for 17%, 21% and 16% for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Net Deferred Tax Assets

We follow the liability method of accounting for income taxes, as set forth in SFAS 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, we had net deferred tax assets of $2.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have a valuation allowance of $2.6 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months.

Impairment of Long-Lived Assets

We review the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, intangible assets and software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. We have identified no such impairment losses as of December 31, 2003 and 2004.

Depreciation and Amortization

Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally three to seven years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements. Prior to 2002, amortization of goodwill was provided over an estimated life of 15 years. Beginning in 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which requires us to annually review goodwill for impairment. We have identified no such impairment losses as of December 31, 2003 and 2004.

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

Goodwill

We have recorded goodwill in connection with our acquisitions of Objectiva and Data Retrieval. On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Pursuant to this adoption, we annually assess the underlying value of our goodwill by analyzing the related future net cash flows and determine whether an adjustment to the carrying value is required. For 2003 and 2004, no adjustment was required.

Revenue Recognition

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 306,977, 44,235 and 185,439 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for 2002, 2003 and 2004, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Years Ended December 31,
	2002	2003	2004
Weighted average common shares outstanding used in basic EPS calculation	3,843,850	3,768,219	3,624,362
Effect of dilutive stock options	442,635	—	1,105,011

Shares used in diluted EPS calculation	4,286,485	3,768,219	4,729,373

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

As required under SFAS 123, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on a weighted-average expected life of the option of seven years and the following weighted-average assumptions:

	2002	2003	2004
Expected volatility	59%	98%	51%
Risk-free interest rates	4%	4%	4%
Dividend yields	0%	0%	0%

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

	Years ended December 31,
	2002	2003	2004
Net income (loss), as reported	$1,560,040	$(1,753,774)	$718,873
Less stock-based compensation expense	(554,718)	(667,305)	(688,841)

Net income (loss), as reported less stock-based compensation expense	$1,005,322	$(2,421,079)	$30,032

Adjusted pro forma basic net income (loss) per share	$0.26	$(0.64)	$0.01
Adjusted pro forma diluted net income (loss) per share	$0.23	$(0.64)	$0.01

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We will adopt the provisions of SFAS 123(R) using a modified prospective application. Under modified prospective application, SFAS 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.

2. Financial Statement Information

Short-term Investments

We have classified all of our short-term investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 2003 and 2004:

December 31, 2003	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency obligations	$3,961,209	$18,655	$—	$3,979,864

December 31, 2004
U.S. government agency obligations	$1,532,501	$—	$1,978	$1,530,523

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below:

	Cost	Estimated Fair Value
Due in one year or less	$1,532,501	$1,530,523

Property and Equipment

Property and equipment are stated at cost and consist of the following at December 31:

	2003	2004
Computer equipment	$543,588	$595,736
Office equipment	119,714	119,714
Office furniture and fixtures	262,393	265,483
Leasehold improvements	466,935	466,935

	1,392,630	1,447,868
Less accumulated depreciation and amortization	(703,055)	(936,550)

	$689,575	$511,318

The cost of equipment acquired under capital leases totaled $181,320 at December 31, 2003 and 2004, with accumulated depreciation of $90,913 and $111,538 at December 31, 2003 and 2004, respectively.

Deferred Revenue

The components of deferred revenue consist of the following at December 31:

	2003	2004
Annual license fees	$9,677,851	$10,436,934
Initial license fees	457,077	1,218,605
Services and other	221,927	437,243

	$10,356,855	$12,092,782

3. Business Combination

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

The following unaudited pro forma condensed combined financial data for the years ended December 31, 2004 and 2003 was derived from our historical financial statements and the historical financial statements of Objectiva prior to the acquisition. The unaudited pro forma condensed combined financial data give effect to the acquisition of Objectiva as if it had occurred at the beginning of each period presented. The unaudited pro forma condensed combined financial data has been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated, or of future results of operations. The unaudited pro forma results for the years ended December 31, 2004 and 2003 are as follows:

	Years Ended December 31,
	2003	2004
Revenues	$21,392,399	$23,841,531
Net income (loss)	$(1,592,073)	$250,290
Net income (loss) per share–basic	$(0.36)	$0.07
Net income (loss) per share–diluted	$(0.36)	$0.05

4. Geographic Information

The tables below summarize our operating results by our major geographic locations in the United States and Europe:

	United States	Europe	Eliminations	Totals
Year ended December 31, 2002
Sales to unaffiliated customers	$17,846,745	$1,232,859	$—	$19,079,604
Sales to affiliates	2,063,877	1,942,298	—	4,006,175

Revenues	$19,910,622	$3,175,157	$—	$23,085,779

Operating income	$1,052,746	$119,802	$—	$1,172,548

Identifiable assets	$20,975,455	$225,877	$(16,666)	$21,184,666

	United States	Europe	Eliminations	Totals
Year ended December 31, 2003
Sales to unaffiliated customers	$14,883,528	$1,223,578	$—	$16,107,106
Sales to affiliates	2,384,377	1,953,760	—	4,338,137

Revenues	$17,267,905	$3,177,338	$—	$20,445,243

Operating income (loss)	$(1,873,210)	$146,050	$—	$(1,727,160)

Identifiable assets	$17,495,055	$145,170	$(16,666)	$17,623,559

	United States	Europe	Eliminations	Totals
Year ended December 31, 2004
Revenues	$19,987,950	$3,358,149	$—	$23,346,099

Operating income	$588,976	$137,200	$—	$726,176

Identifiable assets	$23,327,156	$202,399	$(16,666)	$23,512,889

Sales attributable to the United States were made to customers located in North America, South America, Australia and Asia. Sales attributable to Europe are based on those sales generated by our French subsidiary. These sales were made to customers located in Europe, Africa and the Middle East.

5. Commitments and Guarantees

We currently lease our headquarters in Carlsbad, California that was set to expire on February 28, 2005, and for which we are continuing to lease on a month to month basis until we move to our new facilities as described below. Under the terms of the existing lease, effective March 1, 1999, monthly rental payments increased annually by 4%. We have signed a new lease for a new building in Carlsbad that will expire June 15, 2011. Under the terms of the lease, effective approximately May 1, 2005, monthly rental payments will be increased annually by 3%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 3%. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Our offices in Paris, France; Milwaukee, Wisconsin and Beijing, China are under operating leases expiring on April 15, 2005; October 31, 2008 and May 20, 2009, respectively. Annual future minimum lease payments as of December 31, 2004 are as follows:

Years ending December 31,
2005	$637,844
2006	661,958
2007	676,663
2008	671,777
Thereafter	1,315,221

$3,963,463

Rent expense for the years ended December 31, 2002, 2003 and 2004 was $460,347, $477,066 and $480,656, respectively.

6. Stockholders’ Equity

Stock

As of December 31, 2004, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

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

Stock Incentive Plans

Our stock incentive plans provide for the issuance of restricted stock, incentive and nonstatutory options to purchase common shares and other awards to eligible employees, officers, directors and consultants. Our 2004 Stock Incentive Plan (the “2004 Plan”) was approved at our Annual Meeting of Stockholders on April 29, 2004. The 2004 Plan provides for the issuance of up to 900,000 shares. The Board of Directors, subject to the provisions of the 2004

Plan, determines the terms of stock purchase or stock option agreements, including vesting requirements. The maximum term of the options granted under the 2004 Plan is ten years. The exercise price of stock options under the 2004 Plan must equal at least the fair market value on the date of grant.

Our previous plans, the 1993 and 1995 Stock Option Plans, have been replaced by the 2004 Plan and no additional awards may be granted thereunder. These plans had provided for the issuance of up to 2,279,250 shares and had been amended to provide for the issuance of an additional 2,100,000 shares. There are no shares subject to outstanding options from the 1993 Plan as of December 31, 2004. The 1995 Plan has options exercisable through January 26, 2014.

The following table summarizes stock option activity under all our equity incentive plans:

	Number of Shares Outstanding	Option Price Per Share	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	1,925,938	$.17 –$10.00	$2.08
Granted	385,250	3.17 – 3.84	3.27
Exercised	(62,351)	.17 – 3.19	1.86
Canceled	(71,788)	.91 – 5.00	2.93

Balance at December 31, 2003	2,177,049	.17 – 10.00	2.27
Granted	359,375	4.99 – 5.66	5.38
Exercised	(318,972)	.17 – 4.75	2.08
Canceled	(140,532)	.17 – 5.66	4.16

Balance at December 31, 2004	2,076,920	$.67 –$10.00	$2.76

As of December 31, 2004, 571,375 shares were available for future issuance. Following is a breakdown of the options outstanding and exercisable as of December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.67 – $1.50	579,050	5.69	$1.44	555,692	$1.44
$1.59 – $3.00	752,126	5.45	2.11	689,075	2.09
$3.13 – $10.00	745,744	7.90	4.44	251,989	3.91

Total or Average	2,076,920	6.39	$2.76	1,496,756	$2.15

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. As of December 31, 2004, 121,001 shares were available for issuance.

7. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years ended December 31,
	2002	2003	2004
United States	$1,146,649	$(1,820,896)	$365,244
Foreign	119,802	146,050	378,377

	$1,266,451	$(1,674,846)	$743,621

The provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2002	2003	2004
Current:
Federal	$—	$—	$—
Foreign	11,411	48,928	24,748

Federal	11,411	48,928	24,748

Deferred (credit):
Federal	(305,000)	30,000	—

	$(293,589)	$78,928	$24,748

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2002	2003	2004
Deferred tax assets:
Operating loss carryforwards	$1,611,600	$2,431,700	$2,981,000
Tax credits	581,200	724,700	879,500
Accrued liabilities	358,500	506,200	442,300
Excess book depreciation	—	—	4,700

Total deferred tax assets	2,551,300	3,662,600	4,307,500

Deferred tax liabilities:
Computer software development costs expensed for tax	(556,200)	(914,000)	(1,281,200)
Document Sciences Europe earnings & profits	—	—	(152,500)
Excess tax depreciation	(43,800)	(36,900)	—

Total deferred tax liabilities	(600,000)	(950,900)	(1,433,700)

Net deferred tax assets	1,951,300	2,711,700	2,873,800
Valuation allowance	1,646,300	2,436,700	2,598,800

Net deferred tax asset	$305,000	$275,000	$275,000

At December 31, 2004, we had net deferred tax assets of $2.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have a valuation allowance of $2.6 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of these net deferred tax assets. Examples of future events that may occur which would make the realization of such assets not likely are a lack of taxable income resulting from poor operating results.

At December 31, 2004, we have federal and state net operating loss carryforwards of approximately $8.5 million and $1.3 million, respectively, that will begin expiring in 2018 unless previously utilized. At December 31, 2004, we have federal and state research and development tax credit carryforwards of approximately $607,000 and $214,900, respectively, that will begin expiring in 2012 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

We do not provide for income taxes which would be payable if undistributed earnings of our Chinese subsidiary were remitted because we consider these earnings to be permanently reinvested. As of December 31, 2004, the undistributed earnings of this foreign subsidiary are approximately $369,000. We have provided for income taxes for our French subsidiary as we consider these earnings to not be permanently reinvested. As of December 31, 2004, the undistributed earnings of this foreign subsidiary are approximately $448,500.

The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 2002, 2003 and 2004 to income before income taxes are as follows:

	December 31,
	2002	2003	2004
Provision at statutory rate	$443,258	$(586,196)	$260,267
Benefit for graduated rates	(12,665)	16,748	(7,436)
Increase (decrease) in valuation allowance	(551,300)	790,400	162,100
Permanent differences and other	(172,882)	(142,024)	(390,183)

Provision (benefit) for income taxes	$(293,589)	$78,928	$24,748

8. Employee Retirement Plan

401(k) Plan

We have an employee savings and retirement plan (401(k) Plan) that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee’s compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee’s interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 2002, 2003 and 2004, we made discretionary contributions of $275,469, $324,290 and $313,996, respectively.

9. Financial Statements and Supplementary Data

Supplementary interim financial information is presented as follows (unaudited):

	Quarters ended
	March 31	June 30	September 30	December 31
2003
Revenues	$4,608,667	$5,121,187	$4,580,571	$6,134,818
Cost of revenues	1,320,148	1,400,529	1,431,406	1,442,293
Gross profit	3,288,519	3,720,658	3,149,165	4,692,525
Net income (loss)	(963,010)	(779,159)	(341,180)	329,575
Basic income (loss) per share (1)	(0.25)	(0.20)	(0.09)	0.10
Diluted income (loss) per share (1)	(0.25)	(0.20)	(0.09)	0.07

2004
Revenues	$5,260,418	$5,477,839	$6,035,978	$6,571,864
Cost of revenues	1,465,197	1,518,020	1,891,455	2,078,295
Gross profit	3,795,221	3,959,819	4,144,523	4,493,569
Net income	112,112	165,270	205,461	236,030
Basic income per share (1)	0.03	0.05	0.05	0.06
Diluted income per share (1)	0.03	0.04	0.04	0.05

(1)	Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.

SCHEDULE II

DOCUMENT SCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2002 Allowance for doubtful accounts	$427,683	$—	$94,117	$333,566
Year Ended December 31, 2003 Allowance for doubtful accounts	333,566	404,403	40,496	697,473
Year Ended December 31, 2004 Allowance for doubtful accounts	697,473	—	190,972	506,501

S-1