Form 10-Q
period 2005-03-31
DOCUMENT SCIENCES CORP
filed 2005-05-11
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2005, there were 4,114,961 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$6,480,345	$5,193,440
Short-term investments	1,183,008	1,530,523
Accounts receivable, net	6,171,249	7,601,485
Other current assets	952,842	876,201

Total current assets	14,787,444	15,201,649
Property and equipment, net	579,954	511,318
Software development costs, net	2,787,183	3,247,194
Goodwill, net	4,495,192	4,495,192
Other assets	54,468	57,536

Total assets	$22,704,241	$23,512,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,669	$137,886
Accrued compensation	1,321,847	1,456,261
Other accrued liabilities	499,838	649,525
Deferred revenue	11,521,909	12,092,782

Total current liabilities	13,348,263	14,336,454

Obligations under capital leases	43,137	48,342

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,234	4,205
Treasury stock	(440,930)	(440,930)
Additional paid-in capital	13,013,183	12,943,243
Accumulated comprehensive loss	(68,479)	(68,276)
Retained deficit	(3,195,167)	(3,310,149)

Total stockholders’ equity	9,312,841	9,128,093

Total liabilities and stockholders’ equity	$22,704,241	$23,512,889

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2005	2004
Revenues:
Initial license fees	$1,699,429	$1,607,701
Annual renewal license and support fees	3,104,420	2,808,848
Services and other	2,125,338	843,869

Total revenues	6,929,187	5,260,418
Cost of revenues:
Initial license fees	584,773	261,894
Annual renewal license and support fees	534,693	513,634
Services and other	1,566,024	689,669

Total cost of revenues	2,685,490	1,465,197

Gross margin	4,243,697	3,795,221
Operating expenses:
Research and development	1,359,866	928,001
Selling and marketing	1,923,762	1,898,367
General and administrative	861,221	867,079

Total operating expenses	4,144,849	3,693,447

Income from operations	98,848	101,774
Interest and other income, net	29,299	22,579

Income before income taxes	128,147	124,353
Provision for income taxes	13,165	12,241

Net income	$114,982	$112,112

Net income per share - basic	$0.03	$0.03

Weighted average shares used in basic calculation	4,107,029	3,222,290

Net income per share - diluted	$0.02	$0.03

Weighted average shares used in diluted calculation	5,136,575	4,401,047

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$114,982	$112,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,346	72,712
Amortization of software development costs	460,011	188,145
Provision for doubtful accounts	(31,842)	(372,435)
Changes in operating assets and liabilities:
Accounts receivable	1,447,041	2,323,118
Other assets	(74,097)	(201,523)
Accounts payable	(133,149)	(91,524)
Accrued compensation	(134,414)	(195,063)
Other accrued liabilities	(145,869)	17,005
Deferred revenue	(570,659)	(292,754)

Net cash provided by operating activities	1,002,350	1,559,793
Investing activities
Purchases of short-term investments	(607,939)	(941,064)
Maturities of short-term investments	1,000,000	640,000
Purchases of property and equipment, net	(139,068)	—
Additions to software development costs	—	(623,649)

Net cash provided by (used in) investing activities	252,993	(924,713)
Financing activities
Principal payments under capital lease obligations	(5,205)	(5,205)
Sale of treasury stock	—	31,613
Issuance of common stock	69,969	113,818

Net cash provided by financing activities	64,764	140,226

Increase in cash and cash equivalents	1,320,107	775,306
Effect of foreign currency on cash	(33,202)	(8,751)
Cash and cash equivalents at beginning of period	5,193,440	1,916,595

Cash and cash equivalents at end of period	$6,480,345	$2,683,150

Supplemental disclosure of cash flow information:
Interest paid	$724	$823

Income taxes paid	$13,165	$12,241

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note B - Revenue Recognition

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions or creditworthiness has otherwise been established. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Note C - Computation of Net Income Per Share

We present our earnings per share (EPS) information in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 150,354 and 42,043 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended March 31, 2005 and 2004, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended
	March 31, 2005	March 31, 2004
Weighted average common shares outstanding used in basic earnings per share calculation	4,107,029	3,222,290
Effect of dilutive stock options	1,029,546	1,178,757

Shares used in diluted earnings per share	5,136,575	4,401,047

Note D - Stock-Based Compensation

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

As required under SFAS 123, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on a weighted-average expected life of the option of seven years and the following weighted average assumptions:

	Three Months ended March 31,
	2005	2004
Expected volatility	70%	69%
Risk-free interest rates	4%	4%
Dividend yields	0%	0%

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

	Three Months ended March 31,
	2005	2004
Net income as reported	$114,982	$112,112
Less stock-based compensation expense	(279,909)	(90,055)

Net income (loss), as reported less stock-based compensation expense	$(164,927)	$22,057

Adjusted pro forma basic net income (loss) per share	$(0.04)	$0.01
Adjusted pro forma diluted net income (loss) per share	$(0.04)	$0.01

Note E - Business Combination

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

Pro Forma Information

The following unaudited pro forma condensed combined financial data for the three months ended March 31, 2005 and 2004 was derived from our historical financial statements and the historical financial statements of Objectiva prior to the acquisition. The unaudited pro forma condensed combined financial data give effect to the acquisition of Objectiva as if it had occurred at the beginning of each period presented. The unaudited pro forma condensed combined financial data has been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated, or of future results of operations. The unaudited pro forma results for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Revenues	$6,929,187	$5,540,613
Net income	$114,982	$154,654
Net income per share–basic	$0.03	$0.04
Net income per share–diluted	$0.02	$0.03

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, software development costs, allowance for doubtful accounts and valuation allowance for net deferred tax assets. We base our estimates on historical and anticipated results and trends and on assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following critical accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and SAB No. 104, Revenue Recognition. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. We use the residual method to recognize revenue for all of our license models. Our contracts specifically state the amount of initial and annual license fees due for each type of software licensed. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms greater than 30 days but less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions or creditworthiness has otherwise been established. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, we had net deferred tax assets of $2.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2005. As a result of our assessment at March 31, 2005, our net deferred tax asset remained at $275,000.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues:
Initial license fees	24%	31%
Annual renewal license and support fees	45	53
Services and other	31	16

Total revenues	100	100
Cost of revenues:
Initial license fees	8	5
Annual renewal license and support fees	8	10
Services and other	23	13

Total cost of revenues	39	28

Gross profit	61	72
Operating expenses:
Research and development	20	18
Selling and marketing	28	36
General and administrative	12	16

Total operating expenses	60	70

Income from operations	1	2
Interest and other income, net	1	—

Income before income taxes	2	2
Provision for income taxes	—	—

Net income	2%	2%

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

The following table summarizes revenues (in thousands) and the percentage change over the previous quarter for the period indicated:

	Quarters Ended March 31,
	2005		2004
Initial license fees	$1,700	6%	$1,608	53%
Annual renewal license and support fees	3,104	11	2,809	8
Services and other	2,125	152	844	(12)

Total revenues	$6,929	32%	$5,261	14%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products.

The components of initial license fees (in thousands) of our product families consist of the following:

	Quarters Ended March 31,
	2005	2004
Products:
xPression	$1,085	$464
CompuSet	582	567
Document Library Services	33	577

Total initial license fees	$1,700	$1,608

The increase in initial license fees for the three months ended March 31, 2005 was due to higher sales from our international operations. The increase in initial license fees for the three months ended March 31, 2004 was due to higher sales in the United States and Europe and improvement in xPression product sales.

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued use and support of our licensed products. The increases for the three months ended March 31, 2005 and 2004 were due primarily to increases in our base of licensed software.

Services and other. Services and other revenues consist of fees for consulting, application development and training services performed by us as well as miscellaneous other operational revenues. A majority of the growth for the three months ended March 31, 2005 was from the delivery of implementation services to clients who have licensed our xPression software. Additionally, results for the first quarter of 2005 benefited from consulting services delivered by our Objectiva subsidiary. The decrease for the three months ended March 31, 2004 was due to nonbillable services performed relating to early implementations of xPression.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the previous quarter for the period indicated:

	Quarters Ended March 31,
	2005		2004
Initial license fees	$585	123%	$262	(1)%
Annual renewal license and support fees	535	4	513	37
Services and other	1,566	127	690	1

Total cost of revenues	$2,686	83%	$1,465	11%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The increase for the three months ended March 31, 2005 was due to a $271,900 increase in amortization of software development costs due to the release of xPression 2.0 in the fourth quarter of 2004.

Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. Costs were largely unchanged for the three months ended March 31, 2005. The increase for the three months ended March 31, 2004 was due to an increase in staff to support both xPression and Autograph.

Cost of services and other. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The increase for the three months ended March 31, 2005 was due to an increase in personnel costs to support our increasing project workload.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the previous quarter for the period indicated:

	Quarters Ended March 31,
	2005		2004
Research and development	$1,360	47%	$928	(34)%
Selling and marketing	1,924	1	1,898	(14)
General and administrative	861	(1)	867	26

Total operating expenses	$4,145	12%	$3,693	(14)%

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

The following table shows the breakout of capitalized software development costs (in thousands) and the percentage change over the previous quarter for the period indicated:

	Quarters Ended March 31,
	2005		2004
Research and development (net)	$1,360	47%	$928	(34)%
Capitalized software development costs	—	(100)	624	186

Research and development (gross)	$1,360	(12)%	$1,552	(4)%

Capitalized software development costs mainly included payroll related costs of our engineering resources, allocated facilities costs and consulting fees in relation to the development of xPression. We expect the amount of capitalized software development costs to continue to be less in 2005 because we expect a decrease in the time between the establishment of technological feasibility and general releases of our products. The decrease in gross research and development expenses for the first quarter of 2005 was primarily due to a $472,800 decrease in outside consultants offset by a $218,500 increase in personnel costs largely driven by the impact of our Objectiva acquisition. We incurred no capitalized software development costs for the three months ended March 31, 2005, but capitalized $623,600 related to xPression 2.0 development in the first quarter of 2004. The decrease in gross research and development expenses for the first quarter of 2004 was primarily due to a $47,800 decrease in personnel costs. The increase in capitalized software development costs for the three months ended March 31, 2004 was due to the timing of technological feasibility of then current projects.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. Costs were largely unchanged for the three months ended March 31, 2005. The decrease for the three months ended March 31, 2004 was primarily due to a $122,200 decrease in trade shows and advertising, a $87,800 decrease in travel and meeting expenses and a $63,100 decrease in personnel costs.

General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and audit fees. Costs were largely unchanged for the three months ended March 31, 2005. The increase for the three months ended March 31, 2004 was primarily due to a $110,800 increase in personnel costs and a $107,200 increase in bad debt expense.

Other items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and losses on disposals of fixed assets. Interest and other income, net was $29,300 and $22,600 for the three months ended March 31, 2005 and 2004, respectively. The increase for the three months ended March 31, 2005 was the result of more interest income due to higher cash balances and lower interest rates.

Provision for income taxes. Provision for income taxes is composed of foreign taxes. Provision for income taxes was $13,200 and $12,200 for the three months ended March 31, 2005 and 2004, respectively. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll. Our main project underway is a maintenance program, xPression 2.2, which we intend to release in the second quarter of 2005. We currently do not have any debt from borrowed money. Our short-term investments are invested in U.S. government agency obligations and high quality commercial paper.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. In this regard, a portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

At March 31, 2005, we had $7.7 million in cash, cash equivalents and short-term investments. This is an increase of $939,400 from December 31, 2004. Cash generation significantly exceeded net income for the quarter largely because of substantial non-cash expenses recorded during the quarter. Total depreciation and amortization expense for the quarter was $530,400, mainly from amortization of software development costs. Additionally, changes in reporting assets and liabilities contributed $388,900.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. Lease commitments for the next five years are $655,123, $665,558, $680,371, $661,163 and $527,346, respectively.

Forward-looking Statements

We make forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

•	national, international, regional and local economic, competitive, geopolitical and regulatory conditions and developments;

•	the market for dynamic content publishing software;

•	market acceptance of enhancements to our existing products and introduction of new products;

•	continued profitability of our professional services; and

•	maintaining our relationships with our other distribution partners.

Our actual results could differ materially from those discussed herein due to a number of factors, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of that statement. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

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

Our future business, operating results and financial condition depend upon market acceptance of our existing products, as well as our ability to respond to emerging industry standards and practices and to develop new products that address the future needs of our target markets. Our Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We have started to extend our core technology to the Internet, intranets and commercial on-line services. However, we cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our newer products, such as xPression, or enhancements to existing products will adequately meet the requirements of the marketplace or achieve market acceptance. Moreover, delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.2 million and $962,800 for the three months ended March 31, 2005 and 2004, respectively, representing 17% and 18% of our total revenues, respectively.

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

As of March 31, 2005, we had derived 64%, 34% and 2% of our initial license revenues from our xPression, CompuSet and DLS product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Licenses to end users in the insurance, government, finance and broadcasting industries in the United States accounted for 43%, 31%, 13% and 13% of initial license revenues in the first quarter of 2005, respectively. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so would have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales accounted for 23% and 24% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

We license our products in Europe through VARs and to a much lesser extent, direct sales. Revenues generated by these activities were $898,200 and $809,500 for the three months ended March 31, 2005 and 2004, respectively.

Our wholly owned subsidiary, Objectiva, develops, markets and supports our products in Asia. As of March 31, 2005, they had 149 employees.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $678,100 and $451,200 for the three months ended March 31, 2005 and 2004, respectively.

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

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Currently, the Chinese Yuan is tied to the U.S. Dollar at a rate of 8.28 to 1. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected second quarter 2005 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2005. Declines in interest rates over time will, however, reduce our interest income.

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

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the most recent fiscal quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate.

4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	Form of Software License and Software Support Agreement.

10.3	(3)	Form of Professional Services Agreement.

10.4	(3)	Form of Value Added Reseller Agreement.

10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7	(5, #)	John L. McGannon Employment Agreement.

10.8	(6)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.9	(7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.10	(8)	2004 Stock Incentive Plan.

10.11	(12, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.12	(9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.13	(10, #)	Tao Ye Employment Agreement.

10.14	(10, #)	Nasser Barghouti Employment Agreement.

10.15	(10, #)	J. Douglas Winter Employment Agreement.

10.16	(11)	Lease for New Principal Facilities.

31.1	(*)	Certification of CEO/CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(*)	Certification of CEO/CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(10)	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(12)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation
(Registrant)

Date: May 11, 2005	/s/ John L. McGannon
John L. McGannon
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate.

4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	Form of Software License and Software Support Agreement.

10.3	(3)	Form of Professional Services Agreement.

10.4	(3)	Form of Value Added Reseller Agreement.

10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7	(5, #)	John L. McGannon Employment Agreement.

10.8	(6)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.9	(7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.10	(8)	2004 Stock Incentive Plan.

10.11	(12, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.12	(9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.13	(10, #)	Tao Ye Employment Agreement.

10.14	(10, #)	Nasser Barghouti Employment Agreement.

10.15	(10, #)	J. Douglas Winter Employment Agreement.

10.16	(11)	Lease for Principal Facilities.

31.1	(*)	Certification of CEO/CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(*)	Certification of CEO/CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(10)	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(12)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.