Form 10-Q
period 2005-06-30
DOCUMENT SCIENCES CORP
filed 2005-08-15
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 12, 2005, there were 4,134,598 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$4,331,429	$5,193,440
Short-term investments	2,536,898	1,530,523
Accounts receivable, net	6,477,094	7,601,485
Other current assets	1,159,670	876,201

Total current assets	14,505,091	15,201,649
Property and equipment, net	841,319	511,318
Software development costs, net	2,313,787	3,247,194
Goodwill, net	4,495,192	4,495,192
Other assets	—	57,536

Total assets	$22,155,389	$23,512,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,262	$137,886
Accrued compensation	1,484,679	1,456,261
Other accrued liabilities	526,243	649,525
Deferred revenue	10,545,147	12,092,782

Total current liabilities	12,787,331	14,336,454
Obligations under capital leases	37,932	48,342
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,239	4,205
Treasury stock	(404,071)	(440,930)
Additional paid-in capital	13,015,931	12,943,243
Accumulated comprehensive loss	(67,200)	(68,276)
Retained deficit	(3,218,773)	(3,310,149)

Total stockholders’ equity	9,330,126	9,128,093

Total liabilities and stockholders’ equity	$22,155,389	$23,512,889

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Initial license fees	$1,646,844	$1,593,320	$3,346,273	$3,201,021
Annual renewal license and support fees	3,256,675	2,929,296	6,361,095	5,738,144
Services and other	2,551,367	955,223	4,676,705	1,799,092

Total revenues	7,454,886	5,477,839	14,384,073	10,738,257
Cost of revenues:
Initial license fees	590,983	272,205	1,175,756	534,099
Annual renewal license and support fees	528,611	504,119	1,063,304	1,017,753
Services and other	1,920,015	741,696	3,486,039	1,431,365

Total cost of revenues	3,039,609	1,518,020	5,725,099	2,983,217

Gross margin	4,415,277	3,959,819	8,658,974	7,755,040
Operating expenses:
Research and development	1,337,634	903,706	2,697,500	1,831,707
Selling and marketing	2,255,753	2,084,817	4,179,515	3,983,184
General and administrative	937,742	818,025	1,798,963	1,685,104

Total operating expenses	4,531,129	3,806,548	8,675,978	7,499,995

Income (loss) from operations	(115,852)	153,271	(17,004)	255,045
Interest and other income, net	92,246	18,881	121,545	41,460

Income (loss) before income taxes	(23,606)	172,152	104,541	296,505
Provision for income taxes	—	6,882	13,165	19,123

Net income (loss)	$(23,606)	$165,270	91,376	$277,382

Net income (loss) per share - basic	$(0.01)	$0.05	$0.02	$0.09

Weighted average shares used in basic calculation	4,119,752	3,284,161	4,113,391	3,253,225

Net income (loss) per share - diluted	$(0.01)	$0.04	$0.02	$0.06

Weighted average shares used in diluted calculation	4,119,752	4,460,011	5,236,010	4,431,845

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$91,376	$277,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135,342	146,513
Loss on disposal of fixed assets	13,475	—
Amortization of software development costs	933,407	376,290
Provision for doubtful accounts	(92,937)	(295,119)
Changes in operating assets and liabilities:
Accounts receivable	1,152,150	1,813,161
Other assets	(225,933)	(491,267)
Accounts payable	93,616	8,628
Accrued compensation	28,418	(100,263)
Other accrued liabilities	(108,040)	(50,915)
Deferred revenue	(1,547,635)	(948,824)

Net cash provided by operating activities	473,239	735,586
Investing activities
Purchases of short-term investments	(3,075,911)	(914,102)
Maturities of short-term investments	2,175,000	1,415,000
Purchases of property and equipment, net	(478,818)	(21,710)
Additions to software development costs	—	(1,282,678)

Net cash used in investing activities	(1,379,729)	(803,490)
Financing activities
Principal payments under capital lease obligations	(10,410)	(10,410)
Sale of treasury stock	36,859	72,734
Issuance of common stock	72,722	214,009

Net cash provided by financing activities	99,171	276,333

Increase (decrease) in cash and cash equivalents	(807,319)	208,429
Effect of foreign currency on cash	(54,692)	(17,944)
Cash and cash equivalents at beginning of period	5,193,440	1,916,595

Cash and cash equivalents at end of period	$4,331,429	$2,107,080

Supplemental disclosure of cash flow information:
Interest paid	$1,448	$1,547

Income taxes paid	$13,165	$19,123

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

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

Note C - Computation of Net Income (Loss) Per Share

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 112,281 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended June 30, 2004, and 54,389 and 74,554 shares were excluded for the six months ended June 30, 2005 and 2004, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average common shares outstanding used in basic EPS calculation	4,119,752	3,284,161	4,113,391	3,253,225
Effect of dilutive stock options	—	1,175,850	1,122,619	1,178,620

Shares used in diluted EPS calculation	4,119,752	4,460,011	5,236,010	4,431,845

Note D - Stock-Based Compensation

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

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average expected life of the option of seven years and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expected volatility	47%	55%	59%	62%
Risk-free interest rates	6%	4%	6%	4%
Dividend yields	0%	0%	0%	0%

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss) as reported	$(23,606)	$165,270	$91,376	$277,382
Less stock-based compensation expense	(402,112)	(153,666)	(680,927)	(243,721)

Net income (loss), as reported less stock- based compensation expense	$(425,718)	$11,604	$(589,551)	$33,661

Adjusted pro forma basic net income (loss) per share	$(0.10)	$0.00	$(0.14)	$0.01
Adjusted pro forma diluted net income (loss) per share	$(0.10)	$0.00	$(0.14)	$0.01

Note E - Business Combination

On July 20, 2004, we completed the acquisition of the remaining 79% of the outstanding common stock of Objectiva Software Solutions, Inc. (Objectiva), which, upon completion of the acquisition, became our wholly-owned subsidiary. Objectiva is a services company specializing in enterprise software development, including rapid prototyping, product co-development, product migration, product porting and product reengineering. The acquisition was consummated pursuant to that certain Stock Purchase Agreement, dated as of June 27, 2004, by and among Document Sciences and the selling stockholders identified therein.

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

Pro Forma Information

The following unaudited pro forma condensed combined financial data for the three and six months ended June 30, 2005 and 2004 was derived from our historical financial statements and the historical financial statements of Objectiva prior to the acquisition. The unaudited pro forma condensed combined financial data give effect to the acquisition of Objectiva as if it had occurred at the beginning of each period presented. The unaudited pro forma condensed combined financial data has been prepared for comparative purposes only and may not be indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$7,454,886	$5,687,425	$14,384,073	$11,228,038
Net income (loss)	$(23,606)	$71,745	$91,376	$226,399
Net income (loss) per share–basic	$(0.01)	$0.02	$0.02	$0.06
Net income (loss) per share–diluted	$(0.01)	$0.01	$0.02	$0.04

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, we had net deferred tax assets of $2.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. An example of a future event that might occur which could make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2005. At June 30, 2005, our net deferred tax asset remained at $275,000.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Initial license fees	22%	29%	23%	30%
Annual renewal license and support fees	44	54	44	53
Services and other	34	17	33	17

Total revenues	100	100	100	100
Cost of revenues:
Initial license fees	8	5	8	5
Annual renewal license and support fees	7	9	8	10
Services and other	26	14	24	13

Total cost of revenues	41	28	40	28

Gross profit	59	72	60	72
Operating expenses:
Research and development	18	16	19	17
Selling and marketing	30	38	29	37
General and administrative	13	15	12	16

Total operating expenses	61	69	60	70

Income (loss) from operations	(2)	3	—	2
Interest and other income, net	1	—	1	1

Income (loss) before income taxes	(1)	3	1	3
Provision for income taxes	—	—	—	—

Net income (loss)	(1)%	3%	1%	3%

Revenues

Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. The following discussion is separated into these categories. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally.

The following table summarizes revenues (in thousands) and the percentage change over the same period of the prior year:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Initial license fees	$1,647	3%	$1,594	9%	$3,346	5%	$3,201	28%
Annual renewal license and support fees	3,257	11	2,929	13	6,361	11	5,738	10
Services and other	2,551	167	955	(11)	4,677	160	1,799	(11)

Total revenues	$7,455	36%	$5,478	7%	$14,384	34%	$10,738	10%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products.

The components of initial license fees (in thousands) of our product families consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Products:
xPression	$1,150	$694	$2,234	$1,157
CompuSet	497	840	1,079	1,407
Document Library Services	—	60	33	637

Total initial license fees	$1,647	$1,594	$3,346	$3,201

The increases in initial license fees for the three and six months ended June 30, 2005 were due to higher sales from our Canadian and Australian operations. The increases in initial license fees for the three and six months ended June 30, 2004 were due to higher sales in the United States and improvement in xPression product sales.

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued support and use of our licensed products. The increases for the three and six months ended June 30, 2005 and 2004 were due primarily to increases in our base of licensed software.

Services and other. Services and other revenues consist of fees for consulting, software outsourcing, application development and training services performed by us as well as miscellaneous other operational revenues. A majority of the growth for the three and six months ended June 30, 2005 was from the delivery of implementation services to clients who have licensed our xPression software. Additionally, results for the first and second quarters of 2005 benefited from consulting services delivered by our Objectiva subsidiary. The decreases for the three and six months ended June 30, 2004 were due to unbillable services performed in 2004 related to the implementation of xPression which had taken longer than projected for certain customers.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the same period of the prior year:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Initial license fees	$591	117%	$272	16%	$1,176	120%	$534	7%
Annual renewal license and support fees	529	5	504	13	1,063	4	1,018	24
Services and other	1,920	159	742	3	3,486	144	1,431	2

Total cost of revenues	$3,040	100%	$1,518	8%	$5,725	92%	$2,983	10%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The increases for the three and six months ended June 30, 2005 and 2004 were due to increases in amortization of software development costs due to the release of xPression 2.0 in the fourth quarter of 2004 and xPression 1.2 in June of 2003, respectively. Amortization of software development costs were $473,400 and $933,400 for the three and six months ended June 30, 2005, respectively, and $188,100 and $376,300 for the three and six months ended June 30, 2004, respectively. The growth rate in Cost of Initial License Fees, driven by this higher amortization expense, has been much greater than that of Initial License Fee Revenue. Consequently, our margins on Initial License Fees have been adversely impacted.

Cost of annual renewal license and support fees. Costs of annual renewal license fees consist principally of the employment-related costs for our technical support staff. Costs were largely unchanged for the three and six months ended June 30, 2005. The increases for the three and six months ended June 30, 2004 were due to an increase in staff to support xPression.

Cost of services and other. Costs of services and other consist principally of the employment-related costs of our consulting and training staff. The increases for the three and six months ended June 30, 2005 were due to an increase in personnel costs to support our increasing project workload.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the same period of the prior year:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Research and development	$1,337	48%	$904	(29)%	$2,697	47%	$1,832	(32)%
Selling and marketing	2,256	8	2,085	(19)	4,180	5	3,983	(17)
General and administrative	938	15	818	18	1,799	7	1,685	22

Total operating expenses	$4,531	19%	$3,807	(16)%	$8,676	16%	$7,500	(15)%

Research and development. Research and development expenses consist primarily of the employment-related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development and enhancement of our products.

The following table shows the breakout of capitalized software development costs (in thousands) and the percentage change over the same period of the prior year:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Research and development (net)	$1,337	48%	$904	(29)%	$2,697	47%	$1,832	(32)%
Capitalized software development costs	—	(100)	659	77	—	(100)	1,283	117

Research and development (gross)	$1,337	(14)%	$1,563	(5)%	$2,697	(13)%	$3,115	(5)%

Capitalized software development costs mainly included payroll related costs of our engineering resources, allocated facilities costs and consulting fees in relation to the development of xPression. We expect the amount of capitalized software development costs to continue to be less in 2005 because we expect a decrease in the time between the establishment of technological feasibility and general releases of our products. The decreases in gross research and development expenses for the three and six months ended June 30, 2005 were primarily due to decreases in outside consultants of $486,000 and $958,900, respectively, offset by increases in personnel costs of $260,700 and $479,200, respectively, largely driven by the impact of our Objectiva acquisition. We incurred no capitalized software development costs for the three and six months ended June 30, 2005, but capitalized $659,000 and $1.3 million, respectively, related to xPression 2.0 development in the three and six months ended June 30, 2004.

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

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. Costs were largely unchanged for the three and six months ended June 30, 2005. The decreases for the three and six months ended June 30, 2004 were primarily due to decreases in personnel costs of $277,300 and $340,400, respectively, travel and meeting expenses of $94,000 and $216,200, respectively, and trade shows and advertising of $50,200 and $138,000, respectively.

General and administrative. General and administrative expenses consist of employment-related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and accounting fees. The increases for the three and six months ended June 30, 2005 were primarily due to increases in personnel costs of $85,200 and $110,400, respectively. The increases for the three and six months ended June 30, 2004 were primarily due to increases in personnel costs of $112,000 and $222,800, respectively, and bad debt expense of $107,200 for the six months ended June 30, 2004. The increases in personnel costs were due to a reclassification in 2004 of certain personnel from other departments.

Other items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and gains/losses on disposals of assets. Interest and other income, net was $92,200 and $18,900 for the three months ended June 30, 2005 and 2004, respectively, and $121,500 and $41,500 for the six months ended June 30, 2005 and 2004, respectively. The increases for the three and six months ended June 30, 2005 were largely the result of a sale of stock, as well as more interest income due to higher cash balances and interest rates.

Provision for income taxes. Provision for income taxes is comprised of foreign taxes. Provision for income taxes was $0 and $6,900 for the three months ended June 30, 2005 and 2004, respectively, and $13,200 and $19,100 for the six months ended June 30, 2005 and 2004, respectively. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Trends and Factors That May Affect Future Operating Results

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. Our revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for our products, the level of product and price competition, the length of our sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of our customers, our success in expanding our direct sales force and indirect distribution channels, the acceptance and timing of new product introductions and product enhancements by us and our competitors, the mix of products and services sold, levels of international sales, our ability to successfully implement our operational, growth and other strategies, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, our ability to develop and market new products and control costs and general domestic and international economic conditions. In addition, a high percentage of our total revenues are generated by a relatively low number of orders, and, therefore, the loss or delay of individual orders could have a significant impact on our revenues and quarterly operating results. In addition, a significant amount of our revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

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

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll. Our main project underway is a maintenance program, xPression 2.1.1, which we intend to release in the third quarter of 2005. We currently do not have any debt from borrowed money. Our short-term investments are invested in U.S. government agency obligations and high quality commercial paper.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. In this regard, a portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

At June 30, 2005, we had $6.9 million in cash, cash equivalents and short-term investments. This is an increase of $144,400 from December 31, 2004. Cash generation slightly exceeded net income for the year to date largely because of substantial non-cash expenses recorded during the quarter. Total depreciation and amortization expense for the quarter was $1.1 million, mainly from amortization of software development costs. Additionally, there was a decrease in accounts receivable of $1.2 million offset by purchases of fixed assets of $478,800 and a decrease in deferred revenue of $1.5 million.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. We currently anticipate lease commitments for our next five fiscal years to be $654,769, $669,258, $680,712, $641,546 and $505,952, respectively.

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

As a result of these factors, results from operations for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. Accordingly, you should not rely upon them as an indication of our future performance. Furthermore, our operating results in future quarters may fall below the expectations of market analysts and investors. If this occurs, the price of our common stock could be materially adversely affected.

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

If for technological or other reasons we are unable to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, this may impact our ability to grow our services revenues and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that our existing products, new products or new versions of our existing products will achieve market acceptance. In order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners.

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

We currently derive a significant portion of our revenues from Xerox.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.1 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively, representing 15% and 16% of our total revenues, respectively.

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

There can be no assurance that existing and potential customers will continue to do business with us because of these relationships or our historical ties with Xerox and its affiliates. Xerox has strategic alliances and other business relationships with other companies who supply software and services used in high volume electronic publishing applications and who now are, or in the future may become, our competitors. There can be no assurance that Xerox or one of its affiliated companies will not engage in a business that directly competes with us. In addition, Xerox has ongoing internal development activities that could in the future lead to products that compete with us. Xerox could in the future expand these relationships or enter into additional ones, and as a result our business could be materially adversely affected.

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

As of June 30, 2005, we had derived 67%, 32% and 1% of our initial license revenues from our xPression, CompuSet and DLS product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Initial licenses to end users in the insurance, government and finance industries in the United States accounted for 59%, 16% and 14%, respectively, of initial license revenues in fiscal year 2005 to date. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our growth is dependent upon successfully focusing our distribution channels.

To grow our business, we must streamline our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products can enjoy a significant competitive advantage and high market demand. We also must leverage our existing relationships with Xerox and other partners by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. Additionally, we must form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete dynamic content publishing solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it could have a material adverse effect on our business, operating results and financial condition.

Our products may suffer from defects or errors.

Software products as complex as those we offer may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future lose or delay recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the general market for software products. We have experienced defects in connection with the introduction of our xPression product line and we have worked to address this problem, but we cannot assure you that, despite our testing as well as testing by current and potential customers, errors will not be found in our existing products or new products or releases. Defects discovered after the commencement of commercial shipments can result in any of the following:

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

Our revenues from export sales accounted for 21% for the three months ended June 30, 2005 and 2004, respectively, and 22% and 23% for the six months ended June 30, 2005 and 2004, respectively.

We license our products in Europe through VARs and to a much lesser extent, direct sales. Revenues generated by these activities were $703,700 and $764,100 for the three months ended June 30, 2005 and 2004, respectively, and $1.6 million for the six months ended June 30, 2005 and 2004.

Our wholly owned subsidiary, Objectiva, develops, markets and supports our products in Asia. As of June 30, 2005, they had 203 employees.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $831,700 and $397,700 for the three months ended June 30, 2005 and 2004, respectively, and $1.5 million and $848,900 for the six months ended June 30, 2005 and 2004, respectively.

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

The market for dynamic content publishing software is intensely competitive, highly fragmented and subject to rapid change. We cannot assure you that the market for dynamic content publishing software will continue to grow or that, if it does grow, organizations will adopt our products. We have spent, and intend to continue to spend, significant resources educating potential customers about the benefits of our products. However, we cannot assure you that such expenditures will enable our products to achieve further market acceptance, and if the dynamic content publishing software market develops more slowly than we currently anticipate, our business, operating results and financial condition could be materially adversely affected.

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

Our ability to manage future change could affect our business.

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

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposure is related to U.S. Dollar to Euro conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected third quarter 2005 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2005. Declines in interest rates over time will, however, reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 10, 2005, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
John L. McGannon	2,906,353	11,293
Thomas L. Ringer	2,897,595	20,051
Ronald Beard	2,906,553	11,093
Barton L. Faber	2,852,221	65,425
Colin J. O’Brien	2,892,721	24,925

In addition, the following proposals were voted on at our Annual Meeting:

	Affirmative Votes	Negative Votes	Abstain	Broker Non-votes
1. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005.	2,911,019	6,627	0	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Stock Certificate.

4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1 (2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2 (3)	Form of Software License and Software Support Agreement.

10.3 (3)	Form of Professional Services Agreement.

10.4 (3)	Form of Value Added Reseller Agreement.

10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7 (5, #)	John L. McGannon Employment Agreement.

10.8 (6)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.9 (7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.10 (8)	2004 Stock Incentive Plan.

10.11 (12, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.12 (9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.13 (10, #)	Tao Ye Employment Agreement.

10.14 (10, #)	Nasser Barghouti Employment Agreement.

10.15 (10, #)	J. Douglas Winter Employment Agreement.

10.16 (11)	Lease for New Principal Facilities.

31.1 (*)	Certification of CEO/CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*)	Certification of CEO/CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(10)	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(12)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: August 12, 2005	/s/ John L. McGannon
John L. McGannon
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Stock Certificate.

4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1 (2,#)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2 (3)	Form of Software License and Software Support Agreement.

10.3 (3)	Form of Professional Services Agreement.

10.4 (3)	Form of Value Added Reseller Agreement.

10.5 (4,#)	1997 Employee Stock Purchase Plan, as Amended.

10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7 (5,#)	John L. McGannon Employment Agreement.

10.8 (6)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.9 (7)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.10 (8)	2004 Stock Incentive Plan.

10.11 (12,#)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.12 (9)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.13 (10,#)	Tao Ye Employment Agreement.

10.14 (10,#)	Nasser Barghouti Employment Agreement.

10.15 (10,#)	J. Douglas Winter Employment Agreement.

10.16 (11)	Lease for Principal Facilities.

31.1 (*)	Certification of CEO/CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*)	Certification of CEO/CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(7)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(10)	Previously filed as exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(12)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.