Form 10-Q
period 2005-09-30
DOCUMENT SCIENCES CORP
filed 2005-11-14
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-20981

DOCUMENT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0485994
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5958 Priestly Drive

Carlsbad, California 92008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

As of November 11, 2005, there were 4,202,372 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$4,935,900	$5,193,440
Short-term investments	1,277,791	1,530,523
Accounts receivable, net	9,973,370	7,601,485
Other current assets	1,175,779	876,201

Total current assets	17,362,840	15,201,649
Property and equipment, net	826,791	511,318
Software development costs, net	1,953,372	3,247,194
Goodwill, net	4,495,192	4,495,192
Other assets	—	57,536

Total assets	$24,638,195	$23,512,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,749	$137,886
Accrued compensation	2,057,661	1,456,261
Other accrued liabilities	538,886	649,525
Deferred revenue	12,014,784	12,092,782

Total current liabilities	14,819,080	14,336,454
Obligations under capital leases	32,726	48,342
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,280	4,205
Treasury stock	(404,071)	(440,930)
Additional paid-in capital	13,117,251	12,943,243
Accumulated comprehensive loss	(66,548)	(68,276)
Retained deficit	(2,864,523)	(3,310,149)

Total stockholders’ equity	9,786,389	9,128,093

Total liabilities and stockholders’ equity	$24,638,195	$23,512,889

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Initial license fees	$2,258,463	$1,908,337	$5,604,736	$5,109,358
Annual renewal license and support fees	3,285,477	2,952,828	9,646,572	8,690,972
Services and other	2,400,265	1,174,813	7,076,970	2,973,905

Total revenues	7,944,205	6,035,978	22,328,278	16,774,235
Cost of revenues:
Initial license fees	465,815	493,645	1,641,571	1,027,744
Annual renewal license and support fees	612,980	455,835	1,676,284	1,473,588
Services and other	2,081,653	941,975	5,567,692	2,373,340

Total cost of revenues	3,160,448	1,891,455	8,885,547	4,874,672

Gross margin	4,783,757	4,144,523	13,442,731	11,899,563
Operating expenses:
Research and development	1,613,984	957,725	4,311,484	2,789,432
Selling and marketing	2,082,535	2,229,625	6,262,050	6,212,809
General and administrative	773,927	765,289	2,572,890	2,450,393

Total operating expenses	4,470,446	3,952,639	13,146,424	11,452,634

Income from operations	313,311	191,884	296,307	446,929
Interest and other income, net	47,314	13,577	168,859	55,037

Income before income taxes	360,625	205,461	465,166	501,966
Provision for income taxes	6,375	—	19,540	19,123

Net income	$354,250	$205,461	$445,626	$482,843

Net income per share - basic	$0.09	$0.05	$0.11	$0.14

Weighted average shares used in basic calculation	4,158,371	3,952,686	4,128,384	3,486,379

Net income per share - diluted	$0.07	$0.04	$0.08	$0.10

Weighted average shares used in diluted calculation	5,454,155	5,044,337	5,310,417	4,635,532

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$445,626	$482,843
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	206,686	245,420
Loss on disposal of fixed assets	3,475	—
Amortization of software development costs	1,293,822	730,093
Provision for doubtful accounts	(84,741)	(164,222)
Changes in operating assets and liabilities:
Accounts receivable	(2,333,667)	(567,579)
Other assets	(242,042)	(310,050)
Accounts payable	69,863	154,262
Accrued compensation	601,400	399,869
Other accrued liabilities	(102,382)	(434,552)
Deferred revenue	(77,998)	406,750

Net cash (used in) provided by operating activities	(219,958)	942,834
Investing activities
Purchases of short-term investments	(4,167,818)	(904,820)
Maturities of short-term investments	4,525,000	2,935,000
Purchases of property and equipment, net	(525,634)	(181,054)
Additions to software development costs	—	(1,731,858)

Net cash (used in) provided by investing activities	(168,452)	117,268
Financing activities
Principal payments under capital lease obligations	(15,616)	(15,857)
Acquisition of Objectiva Software Solutions	—	(392,844)
Sale of treasury stock	36,859	72,734
Issuance of common stock	174,083	209,464

Net cash provided by (used in) financing activities	195,326	(126,503)

(Decrease) increase in cash and cash equivalents	(193,084)	933,599
Effect of foreign currency on cash	(64,456)	(15,155)
Cash and cash equivalents at beginning of period	5,193,440	1,916,595

Cash and cash equivalents at end of period	$4,935,900	$2,835,039

Supplemental disclosure of cash flow information:
Interest paid	$2,172	$2,079

Income taxes paid	$19,540	$19,123

Acquisition of Objectiva Software Solutions in exchange for common stock	$—	$3,216,983

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note B - Revenue Recognition

We derive our revenues from the licensing of software, annual renewal license and support fees and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Revenues generated from consulting services and training are recognized as the related services are performed and collectibility is deemed probable. Please see our revenue recognition note located in our critical accounting policies for more details.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 25,971 and 267,844 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended September 30, 2005 and 2004, respectively, and 21,881 and 138,357 shares were excluded for the nine months ended September 30, 2005 and 2004, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding used in basic EPS calculation	4,158,371	3,952,686	4,128,384	3,486,379
Effect of dilutive stock options	1,295,784	1,091,651	1,182,033	1,149,153

Shares used in diluted EPS calculation	5,454,155	5,044,337	5,310,417	4,635,532

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

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted-average expected life of the option of seven years and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected volatility	47%	55%	55%	55%
Risk-free interest rates	6%	4%	6%	4%
Dividend yields	0%	0%	0%	0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$354,250	$205,461	$445,626	$482,843
Less stock-based compensation expense	(383,627)	(206,273)	(1,063,370)	(449,994)

Net income (loss), as reported less stock-based compensation expense	$(29,377)	$(812)	$(617,744)	$32,849

Adjusted pro forma basic net income (loss) per share	$(0.01)	$0.00	$(0.15)	$0.01
Adjusted pro forma diluted net income (loss) per share	$(0.01)	$0.00	$(0.15)	$0.01

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue Recognition. We derive our revenues from the licensing of software, annual renewal license and support fees (ALF) and professional services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, and SAB No. 104, Revenue Recognition in Financial Statements. Initial license fees (ILF) are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. If an arrangement includes multiple elements, we allocate the contract amount to the various elements based on vendor-specific objective evidence (VSOE) of fair value, regardless of any separate prices stated within the contract for each element. We base our VSOE on the price charged when the same element is sold separately.

We use the residual method to recognize revenue for all of our license models when bundled with ALF (post-contract support). Under the residual method, the fair value of the undelivered element (ALF) is deferred and the remaining value of the contract is recognized as revenue (ILF) when the license has been delivered, the fee is fixed and collectibility is probable. ALF is recognized ratably over the contract period. Included in our ALF are unspecified maintenance releases.

Our contracts do not provide for specific upgrades. In addition, our standard contracts do not provide for rights of return or conditions of acceptance; however, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained. Where acceptance criteria exist, we believe our approach to revenue recognition would not result in materially different amounts being reported under different conditions or using different assumptions.

If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on VSOE of the fair value of the undelivered element. If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We recognize revenue on transactions with payment terms less than twelve months from the contract date, if we have a history of successfully collecting from the specific customer without providing concessions. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Professional services revenue includes consulting services and training related to our software products. Revenues generated from consulting services and training are recognized as the related services are performed and collectibility is deemed probable. However, when consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts. We measure progress under the percentage of completion method, depending on how the contract language is written, either by using the percentage of total project hours completed or by the completion of phases in the consulting project. Because (i) the phases of our consulting projects are generally not of great duration (2-6 weeks on average) and (ii) we have a variety of projects progressing at the same time, we believe that there are very limited circumstances where materially different amounts would be reported under different conditions or using different assumptions.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, we had net deferred tax assets of $2.9 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $2.6 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. An example of a future event that might occur which could make the realization of such assets not likely is a lack of taxable income resulting from poor operating results. At September 30, 2005, our net deferred tax asset remained at $275,000.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Initial license fees	29%	32%	25%	30%
Annual renewal license and support fees	41	49	43	52
Services and other	30	19	32	18

Total revenues	100	100	100	100
Cost of revenues:
Initial license fees	6	8	7	6
Annual renewal license and support fees	8	7	8	9
Services and other	26	16	25	14

Total cost of revenues	40	31	40	29

Gross profit	60	69	60	71
Operating expenses:
Research and development	20	16	19	17
Selling and marketing	26	37	28	37
General and administrative	10	13	12	14

Total operating expenses	56	66	59	68

Income from operations	4	3	1	3
Interest and other income, net	1	—	1	—

Income before income taxes	5	3	2	3
Provision for income taxes	—	—	—	—

Net income	5%	3%	2%	3%

Revenues

Our revenues are divided into three categories based upon the sources from which they are derived: initial license fees, annual renewal license and support fees, and services and other revenues. The following discussion is separated into these categories. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally.

The following table summarizes revenues (in thousands) and the percentage change over the same period of the prior year:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Initial license fees	$2,258	18%	$1,908	89%	$5,605	10%	$5,109	45%
Annual renewal license and support fees	3,286	11	2,953	11	9,646	11	8,691	11
Services and other	2,400	104	1,175	29	7,077	138	2,974	1

Total revenues	$7,944	32%	$6,036	32%	$22,328	33%	$16,774	17%

Initial license fees. Initial license fees consist primarily of upfront license fees for the first year of use of our products.

The components of initial license fees (in thousands) of our product families consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Products:
xPression	$1,820	$981	$4,055	$2,388
CompuSet	358	203	1,437	840
Document Library Services	80	724	113	1,881

Total initial license fees	$2,258	$1,908	$5,605	$5,109

The increases in initial license fees for the three and nine months ended September 30, 2005 were due to higher sales from our Canadian and Australian operations and improvement in xPression product sales.

Annual renewal license and support fees. Annual renewal license and support fees consist of license fees for the initial and continued support and use of our licensed products. The increases for the three and nine months ended September 30, 2005 were due primarily to increases in our base of licensed software.

Services and other. Services and other revenues consist of fees for consulting, software outsourcing, application development and training services performed by us as well as miscellaneous other operational revenues. A majority of the growth for the three and nine months ended September 30, 2005 was from the delivery of implementation services to customers who have licensed our xPression software. Additionally, results for the nine months ended September 30, 2005 benefited from consulting services delivered by our Objectiva subsidiary.

Cost of Revenues

The following table summarizes cost of revenues (in thousands) and the percentage change over the same period of the prior year:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Initial license fees	$466	(6)%	$493	73%	$1,642	60%	$1,028	31%
Annual renewal license and support fees	613	34	456	2	1,676	14	1,474	17
Services and other	2,081	121	942	34	5,568	135	2,373	13

Total cost of revenues	$3,160	67%	$1,891	32%	$8,886	82%	$4,875	17%

Cost of initial license fees. Cost of initial license fees includes amortization of previously capitalized software development costs, costs of third party software, employment costs for distribution personnel and product packaging. The decrease for the three months ended September 30, 2005 was due to a decrease in royalty fees. The increase for the nine months ended September 30, 2005 was due to an increase in amortization of software development costs due to the release of xPression 2.0 in the fourth quarter of 2004.

Amortization of software development costs were $360,400 and $1.3 million for the three and nine months ended September 30, 2005, respectively, and $353,800 and $730,100 for the three and nine months ended September 30, 2004, respectively. For the nine months ended September 30, 2005, cost of initial license fees grew at a faster rate than initial license fees due to higher amortization of software development costs, causing gross margins to decrease.

Cost of annual renewal license and support fees. Cost of annual renewal license fees consist principally of the employee related costs for our technical support staff. The increases for the three and nine months ended September 30, 2005 were primarily due to increases in personnel costs of $67,500 and $74,600, respectively, to support our growing customer base.

Cost of services and other. Cost of services and other consist principally of the employee related costs of our consulting and training staff. The increases for the three and nine months ended September 30, 2005 were due to an increase in personnel costs to support our increasing project workload.

Operating Expenses

The following table summarizes operating expenses (in thousands) and the percentage change over the same period of the prior year:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Research and development	$1,614	69%	$958	10%	$4,311	55%	$2,789	(21)%
Selling and marketing	2,082	(7)	2,230	21	6,262	1	6,213	(6)
General and administrative	774	1	765	11	2,573	5	2,450	18

Total operating expenses	$4,470	13%	$3,953	16%	$13,146	15%	$11,453	(6)%

Research and development. Research and development expenses consist primarily of the employee related costs of personnel associated with developing new products, enhancing existing products, testing software products and developing product documentation. We anticipate that we will continue to direct significant resources to the development of new products and enhancement of our existing products.

The following table adds back capitalized software development costs (in thousands) and shows the percentage change over the same period of the prior year:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Research and development (net)	$1,614	69%	$958	10%	$4,311	55%	$2,789	(21)%
Capitalized software development costs	—	(100)	449	(25)	—	(100)	1,732	26

Research and development (gross)	$1,614	15%	$1,407	(5)%	$4,311	(5)%	$4,521	(8)%

Capitalized software development costs mainly include payroll related costs of our engineering resources, allocated facilities costs and consulting fees related to the development of xPression. We expect the amount of capitalized software development costs to continue to be less in 2005 because we expect the time between the establishment of technological feasibility and general releases of our products to be substantially the same. We incurred no capitalized software development costs for the three and nine months ended September 30, 2005, but capitalized $449,000 and $1.7 million, respectively, related to xPression 2.0 development in the three and nine months ended September 30, 2004.

The increase in gross research and development costs for the three months ended September 30, 2005 was primarily due to an increase in personnel costs of $336,800 offset by a decrease in outside consultant costs of $80,800. The decrease in gross research and development costs for the nine months ended September 30, 2005 was primarily due to a decrease in outside consultant costs of $1.0 million offset by an increase in personnel costs of $816,000, largely driven by the impact of our Objectiva acquisition.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs and related costs for pre- and post-sales activity. The decrease for the three months ended September 30, 2005 was primarily due to decreases in personnel costs of $113,700 and outside consultant costs of $129,100, offset by an increase in sales commissions of $90,100. Costs were largely unchanged for the nine months ended September 30, 2005.

General and administrative. General and administrative expenses consist of employee related costs for finance, administration and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and accounting fees. The increase for the three months ended September 30, 2005 was primarily due to increases in personnel costs of $201,000, outside consultant costs of $59,300 and bad debt expense of $107,500, offset by a French VAT refund of $391,000 which we had previously taken as an expense in the fourth quarter of 2003. The increase for the nine months ended September 30, 2005 was primarily due to increases in personnel costs of $311,400 and outside consultant costs of $94,100, offset by a French VAT refund of $391,000.

Other items

Interest and other income, net. Interest and other income, net is composed primarily of interest income from cash and cash equivalents and short-term investments, offset by interest expense related to capital leases and gains/losses on disposals of assets. Interest and other income, net was $47,300 and $13,600 for the three months ended September 30, 2005 and 2004, respectively, and $168,900 and $55,000 for the nine months ended September 30, 2005 and 2004, respectively. The increases for the three and nine months ended September 30, 2005 were largely the result of a one-time sale of stock acquired in conjunction with the acquisition of Objectiva, as well as more interest income due to higher cash balances and interest rates.

Provision for income taxes. Provision for income taxes is comprised of foreign taxes. Provision for income taxes was $6,375 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $19,500 and $19,100 for the nine months ended September 30, 2005 and 2004, respectively. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Trends and Factors That May Affect Future Operating Results

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. Our revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for our products, the level of product and price competition, the length of our sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of our customers, our success in expanding our direct sales force and indirect distribution channels, the acceptance and timing of new product introductions and product enhancements by us and our competitors, the mix of products and services sold, levels of international sales, capitalization or amortization of software development costs, our ability to successfully implement our operational, growth and other strategies, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, our ability to develop and market new products and control costs and general domestic and international economic conditions. In addition, a high percentage of our total revenues are generated by a relatively low number of orders, and, therefore, the loss or delay of individual orders could have a significant impact on our revenues and quarterly operating results. In addition, a significant amount of our revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

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

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll. Our main project underway is a maintenance program, xPression 2.1.1, which we intend to release in the fourth quarter of 2005. We currently have no debt from borrowed money. Our short-term investments are invested in U.S. government agency obligations and high quality commercial paper.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. In this regard, a portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

At September 30, 2005, we had $6.2 million in cash, cash equivalents and short-term investments. This is a decrease of $510,300 from December 31, 2004 and reflects seasonality in our cash balance, largely around the collection of annual license fees. The corresponding balance on September 30, 2004 was $4.8 million.

The decline for the first nine months of 2005 is due in part to a net increase of $2.1 million in operating assets and liabilities, most notably an increase in accounts receivable of $2.3 million. Accounts receivable typically grow significantly in the third quarter on billings associated with annual license renewals coming due at the end of the year. Also contributing to the decline is the purchases of fixed assets of $525,600. Partially offsetting these items are the year-to-date net income of $445,600 as well as non-cash depreciation and amortization expense of $1.5 million, much of which relates to amortization of previously capitalized software development costs.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. We currently anticipate lease commitments for our next five fiscal years to be $1.1 million, $1.1 million, $1.1 million, $598,500 and $509,700, respectively.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.0 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively, representing 13% and 15% of our total revenues, respectively.

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

As of September 30, 2005, we had derived 72%, 26% and 2% of our initial license revenues from our xPression, CompuSet and DLS product lines, respectively. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software, as well as continued customer acceptance of CompuSet, DLS and related products.

Initial licenses to end users in the insurance, finance, government and manufacturing industries in the United States accounted for 54%, 14%, 11% and 10%, respectively, of initial license revenues in fiscal year 2005 to date. Our future success will depend on our ability to continue to successfully market our products in these and other industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales accounted for 23% and 19% for the three months ended September 30, 2005 and 2004, respectively, and 22% and 21% for the nine months ended September 30, 2005 and 2004, respectively.

We license our products in Europe through VARs and to a much lesser extent, direct sales. Revenues generated by these activities were $685,900 and $706,000 for the three months ended September 30, 2005 and 2004, respectively, and $2.3 million for each of the nine month periods ended September 30, 2005 and 2004.

Our wholly owned subsidiary, Objectiva, develops, markets and supports our products in Asia. As of September 30, 2005, they had 210 employees.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In Asia, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $1.1 million and $444,000 for the three months ended September 30, 2005 and 2004, respectively, and $2.6 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2005. Declines in interest rates over time will, however, reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit Number		Exhibit Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate.

4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	Form of Software License and Software Support Agreement.

10.3	(3)	Form of Professional Services Agreement.

10.4	(3)	Form of Value Added Reseller Agreement.

10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9	(7)	2004 Stock Incentive Plan.

10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11	(9)	Lease for New Principal Facilities.

10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13	(11, #)	John L. McGannon Employment Agreement.

10.14	(11, #)	Daniel Fregeau Employment Agreement.

10.15	(11, #)	Nasser Barghouti Employment Agreement.

10.16	(11, #)	Peter Riccio Employment Agreement.

10.17	(11, #)	J. Douglas Winter Employment Agreement.

10.18	(11, #)	Tao Ye Employment Agreement.

31.1	(*)	Certification of CEO/CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(*)	Certification of CEO/CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: November 14, 2005	/s/ John L. McGannon
John L. McGannon
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate.

4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	Form of Software License and Software Support Agreement.

10.3	(3)	Form of Professional Services Agreement.

10.4	(3)	Form of Value Added Reseller Agreement.

10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9	(7)	2004 Stock Incentive Plan.

10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11	(9)	Lease for New Principal Facilities.

10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13	(11, #)	John L. McGannon Employment Agreement.

10.14	(11, #)	Daniel Fregeau Employment Agreement.

10.15	(11, #)	Nasser Barghouti Employment Agreement.

10.16	(11, #)	Peter Riccio Employment Agreement.

10.17	(11, #)	J. Douglas Winter Employment Agreement.

10.18	(11, #)	Tao Ye Employment Agreement.

31.1	(*)	Certification of CEO/CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(*)	Certification of CEO/CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.