Form 10-K
period 2005-12-31
DOCUMENT SCIENCES CORP
filed 2006-03-31
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-20981

DOCUMENT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0485994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5958 Priestly Drive, Carlsbad, California	92008
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (760) 602-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005 was $23,107,432.

As of March 30, 2006, there were 4,223,411 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders to be held on May 8, 2006, which proxy statement is expected to be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2005.

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

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under “Item 1A. Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. We undertake no obligation to publicly release the results of any revision of, or otherwise update, the forward-looking statements.

PART I

ITEM 1. BUSINESS

Document Sciences Corporation develops and markets Dynamic Content Publishing (DCP) software products that automate business-to-customer (B2C) and business-to-business (B2B) personalized communications. Dynamic content publishing has become increasingly important as more companies benefit from providing their customers highly-personalized documents that improve communications through the precise assembly and layout of regulated content, personal financial data and in-context one-to-one marketing information. Additional drivers for DCP adoption include the trend towards Straight Through Processing (STP), Self-Service applications, and ongoing technology consolidation. Our DCP software products enable the automated generation and distribution of personalized communications by processing enterprise data and content assets through customizable business rules to produce high quality and highly-personalized documents that are ready to print in high-volume or on-demand, and/or to email or fulfill over the web in real-time using HTML or Adobe Systems’ (Adobe) Portable Document Format (PDF®).

Using modern enterprise-class architecture standards, our latest generation xPression™ Enterprise Suite enables scalable dynamic content publishing solutions across numerous industries, including insurance, financial services, managed healthcare, manufacturing, distribution, government and commercial outsourcing. Our entire product portfolio, including our previous generation Autograph™ product family, is licensed to approximately 600 customers worldwide who collectively produce over an estimated one billion personalized documents per month, operating on computing environments ranging from modern highly-scalable J2EE application server platforms such as BEA WebLogic and IBM WebSphere, distributed client/server PC/UNIX configurations, to traditional enterprise mainframe systems.

Company Formation

We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation (Xerox). Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares from Xerox, in April 2001, Xerox’s ownership interest was reduced to 19.9%, and then on November 18, 2003, we purchased Xerox’s remaining shares in a private transaction. In 2004, we acquired Objectiva Software Solutions (Objectiva), a China-based development outsourcing company that provided us with incremental cost-effective software development capabilities as well as incremental offshore Document Factory services capacity.

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

Products

Our latest generation xPression Enterprise Suite addresses a major functional area within the large and growing Enterprise Content Management (ECM) arena: Dynamic Content Publishing (DCP). During 2005, we released upgraded versions of our xPression Enterprise Suite including our new higher-performance xPublish composition engine, and this has resulted in incremental xPression Enterprise Suite installation growth to over 50 customers worldwide, now representing the majority of new license revenues. We certified our xPression Enterprise Suite through EMC Software’s Designed for Documentum (DFD) program to enable pre-integrated deployment within EMC Software’s install base. In 2006 we plan on incremental integration with EMC Software and other ECM platforms.

In 2005 we also introduced our new xPresso for Adobe InDesign design product, providing best-of-breed DCP application design using Adobe Creative Suite—the world’s leading desktop publishing product. xPresso provides a very user-friendly DCP application design environment using industry standard WYSIWYG tools such as Adobe InDesign. In its initial introduction, xPresso is targeted at facilitating the development of relationship statements and marketing automation applications which we have identified as DCP growth areas for 2006 and beyond. In 2006 we plan on introducing additional xPresso design products targeted at other growth applications such as personalized email distribution.

We offer the right to use our products through annual licenses and perpetual licenses. We also offer post contract support and license renewal, when applicable, at a price that is typically 20% of the list price of the annual license.

In addition, all of our software products can be complemented by our professional services organization, including offshore services provided by our China-based Document Factory, thereby enabling the delivery of cost-effective and fully-integrated functional solutions to our worldwide customer base.

Ongoing Autograph to xPression Migration

From its introduction in late 2002 through 2005, we have installed our latest generation xPression Enterprise Suite in over 50 major accounts worldwide—both new accounts including competitive installations, as well as previous generation Autograph accounts. These installations validate our ability to migrate Autograph, as well as competitive accounts, to xPression using a scalable and reliable services delivery model. We also market packaged offerings consisting of additional software and services for further facilitating the migration of our existing Autograph customers, as well as from select competitive products, to our xPression Enterprise Suite. During 2006, we plan to continue actively marketing these packaged offerings to generate additional migrations.

Dynamic Content Publishing

Our xPression Enterprise Suite provides DCP capabilities on an open J2EE architecture. As such, our xPression products are developed in Java, adhering to J2EE open standards for compatibility with application server platforms such as BEA WebLogic and IBM WebSphere. The xPression Enterprise Suite is based on XML open standards for data interchange, and on the Unicode text encoding standard for worldwide language support. Because of its open architecture and adherence to industry standards, our xPression Enterprise Suite can be tightly integrated with other enterprise applications to extend the capabilities of existing ECM platforms, customer relationship management (CRM) systems, Line-of-Business (LOB) applications, self-service web portals and other enterprise technology assets. These characteristics are most attractive to customers seeking inter-operability between their enterprise applications through adherence to open standards, which is a growing technology acquisition trend.

xPRS Server and Client products. The xPression Enterprise Suite is comprised of the xPRS Server and several web-integrated client applications. The xPRS Server manages the robust document assembly and publishing process required in complex, regulated text-intensive documents such as proposals, contracts, policies and customer correspondence. The xPRS Server also supports several client applications that provide user interfaces for systems management (xAdmin), personalized document design (xDesign), interactive real-time document generation (xResponse) and collaborative document revision and approval (xRevise). Customers can configure their xPression Enterprise Suite installations with any number of xPRS server and any number of client applications as required by the application type and its performance and deployment requirements.

xAdmin manages all aspects of the xPression Enterprise Suite configuration including access security, customer data sources and mapping, document production and multi-channel output processing. xAdmin is designed for use by system administrators familiar with the overall operating environment. Conversely, xDesign is designed for non-technical business users responsible for the creation and management of personalized document applications. This is accomplished using a hierarchy of content items that is created and managed using Microsoft Corporation’s (Microsoft) Word®, the industry-standard authoring and design tool for regulated documents such as contracts and correspondence. The support of open tools such as Microsoft Word enables our customers to redeploy the development and maintenance of applications from their generally higher-cost IT department to the line-of-businesses responsible for the application.

xDesign manages and tracks the personalized document applications and their content items using a secure multi-user environment that supports powerful user-definable attributes (e.g. language, jurisdiction, affectivity, etc), multi-level revision control, multi-level approval workflows and advanced content searching. xDesign enables the definition of simple or complex content assembly and business rules that control content selection and personalization based on unique customer data. Once a personalized document application has been created, validated, and approved, the xPRS Server manages the subsequent document assembly and publishing processes. These can execute in a high volume production mode, or as real-time, on-demand transactions. By leveraging the benefits of application servers, xPRS Server is highly-scalable and supports multi-threaded clustered configurations, providing high-volume as well as high-concurrency performance.

xResponse is a web browser based out-of-the-box client application that enables the on-demand generation of customer correspondence and other documents created using xDesign. xResponse features an integrated Java editor that can be used to make additional manual or exception changes to automatically pre-assembled documents. xResponse also supports web-based change tracking, approval and workflow processes to ensure continuous document integrity and compliance. The xResponse user interface is factorable and can be integrated with a CRM or other correspondence management or call center system of choice. xRevise provides more sophisticated capabilities for managing complex contract applications that require re-issuance control and a high-level of collaboration. xRevise enables the creation and management of multiple versions of a document from a common document template. Each version can vary significantly from the base template, and each version can also be personalized for individual groups of recipients. xRevise is ideal for complex group insurance and other financial contracts.

Finally, the xPression Enterprise Suite also provides extensible capabilities in the increasingly important areas of enterprise application integration (EAI) using xPRS Framework APIs as well as industry standard Web Services. Because of its open architecture and its adherence to XML standards, the xPression Enterprise Suite can be tightly integrated with a wide variety of line-of-business applications such as financial administration systems, business workflow systems, as well as popular enterprise ECM platforms. To further our capabilities in the connectivity area, we support XML dialects such as the ACORD standard which has been widely adopted in the insurance-industry. Furthermore, we enhance our technical connectivity by developing strong partnerships with other open system providers in target markets. In 2006 we plan on introducing additional enterprise connectivity capabilities.

Composition Engine. The xPression Enterprise Suite supports our new Java-based xPublish composition engine operating at scalable speeds of well over 100 pages per second per CPU—thereby providing highly-scalable processing in even the most demanding production environment. The design of the new composition engine incorporates the majority of features available in our previous generation CompuSet composition engine, including the automatic generation of multi-dimensional dynamic data driven graphics, and the support of full color text and images. It also provides significant extensions in the areas of multi-frame page layout, multi-language support including support for double-byte Asian languages and scalable multi-threaded performance. In 2006 we plan on continuing to enhance our new xPublish composition engine, including the support of incremental Output Processing functionality as well as incremental features that take full advantage of our new xPresso application design environments. Optionally, the xPression Enterprise Suite also supports the use of our previous generation CompuSet composition engine, thus enabling and facilitating the migration of existing Autograph applications to the new xPression Enterprise Suite.

The composition process is further optimized for high-volume or on-demand print, email and/or web media for multi-channel distribution. The xPression Enterprise Suite supports web standard HTML generation as well as a number of popular Page Description Languages (PDLs) for subsequent printing, electronic distribution and/or archive storage for future retrieval and viewing. These PDLs provide device-specific instructions for rendering text, forms, images and graphics into printable streams or into electronic documents. Output Processing capabilities include inline output stream manipulation for splitting, merging, re-sequencing, sorting, bundling and bar coding. These features are necessary for postal optimization, for the support of finishing equipment without further post-processing and for multi-channel applications that require both print and electronic (email) distribution. The PDL formats currently supported are Xerox Metacode, International Business Machines Corporation’s (IBM) AFPDS®, Hewlett-Packard Company’s PCL® and Adobe’s PostScript®, including Xerox VIPP extensions for high-volume full-color production on Xerox DocuColor and iGen product lines, and well as Adobe PDF.

Professional Services

In addition to our software products, we provide a comprehensive suite of professional services that can assist customers in the implementation of mission-critical dynamic content publishing applications. Professional services include on-site software installation, consulting services, customer training programs and telephone support programs. Our consulting services are currently focused on assisting in the sale of higher margin initial software licenses by providing project management, requirements analysis, system architecture, application design and development services. The capacity of our domestic professional services has been extended through the use of our cost effective China-based Document Factory team. Our consulting services can also be provided in conjunction with our system integration partners.

In addition to consulting services, we provide introductory and advanced-level education classes for our xPression and Autograph products at our headquarters in San Diego, our offices in Milwaukee and at customer sites. We believe that the use of our professional services enables customers to deploy our dynamic content publishing products more rapidly and more cost-effectively. In 2005 we deployed Technical Directors responsible for account management and associated services revenue and significantly grew our professional services delivery. In 2006 we anticipate further growth by putting incremental emphasis on the delivery of professional services in support of our packaged xPression migration offerings.

Development Outsourcing Services

In addition to our software products and professional services, we also provide cost effective development outsourcing services through our subsidiary’s, Objectiva Software Solutions Inc. (Objectiva), software engineering team based in Beijing, China. These software engineering services include project management, design and architecture, prototyping, coding, testing and productizing. Our Objectiva software engineering team has achieved CMM Level 3 certification, a recognized global standard for quality service delivery, as well as other vendor specific recognitions such as Microsoft MVP certified engineers. In 2006, we anticipate continued investment and growth in our Objectiva software engineering outsourcing services.

Marketing and Sales

Our marketing and sales organization targets markets that require dynamic content publishing for high volume, high quality document personalization. We currently license our products worldwide using a combination of direct sales and alternative channels. In North America, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are provided with pre-sales technical support through qualified solution analysts. Account executives and solution analysts are located throughout North America to provide optimal coverage. In 2005 we began augmenting our North American direct sales model with value added reseller (VAR) channels and in 2006 we plan on growing our North American VAR channels in order to augment coverage in additional target markets.

Outside of North America, we distribute our software products primarily through VAR channels. We market our products throughout Europe, the Middle East and Africa (EMEA) by providing VAR channel management and support and by defining European specific market and product requirements. In 2005, we made investments in our European organization and relocated our European headquarters from Paris, France, to London, England. We also support VAR channels in Australia, South America and Asia. In 2006 we plan on growing our VAR channels in Europe as well as Asia.

We are also continuing to increase our development relationships and joint marketing and sales with other major companies. Current relationships include formal and informal marketing and sales alliances with EMC Software, Computer Science Corporation (CSC), IBM Inc., and Xerox Global Services. These relationships provide qualified sales leads for our products and significantly extend our sales coverage and networking capabilities. In addition, we also support partner relationships with complementary technology companies such as FileNet, Inc. as well as numerous insurance administration system vendors such as Fiserv, Harlosh, Solcorp and Worldgroup. We participate in joint marketing events with our key partners whenever appropriate and feasible. Furthermore, we actively market our products and solutions at industry focused trade shows, through focused regional seminars and through a variety of web marketing mechanisms, including webinars.

Research and Development

We continue to enhance our product offerings, engaging key customers and prospects to identify requirements and to prioritize specific product features. We also engage industry and technology analysts, and key partners to understand existing market trends, new target markets, and overall technology directions. In 2006 we plan on forming a Customer Advisory Council focused at providing incremental direction for our xPression Enterprise Suite. Our 2006 development roadmap addresses key requirements for tighter integration into the emerging ECM Enterprise Reference Architecture (ERA), incremental xPresso application design products targeted at email and web-based applications, and incremental xPublish capabilities to take full advantage of our new application design environments.

In general, our product development strategy is based on delivering dynamic content publishing solutions for specific types of document applications in one or more vertical markets or industries, or in identifying more horizontal applications that can be sold across many market segments. A cross-functional program team is responsible for delivering each focused offering. We use a documented business planning and product delivery process to guide our product development and delivery activities throughout the year. We also employ rapid prototyping to validate new product concepts, and agile development methodologies to be responsive in a rapidly-evolving technology environment.

The acquisition of Objectiva in 2004 has significantly increased our software development capacity, including our ability to respond more rapidly to unanticipated requirements driven by new technologies, new partnerships, or new business opportunities. The majority of our development is focused on our xPression Enterprise Suite, including the development of our Dynamic Content Publishing Infrastructure (DCPI) which includes our new xPublish composition engine, as well as our new xPresso application design products.

We continue to maintain and enhance our Autograph product line for operation on traditional platforms such as mainframe environments. These well-established products, including DLS and VC Pro, are maintained by teams that respond to customer requests for defect corrections and feature enhancements. These products are proven and feature rich, and we do not anticipate the need to significantly enhance them during 2006.

We expect to continue enhancing our existing product portfolio and to develop new products, particularly as they relate to multi-channel applications, including electronic (email) distribution and web portals. Our development expenditures continue to be a major focus of our resources. Such expenditures, not including amounts capitalized, were $5.4 million, $5.8 million and $6.3 million in 2005, 2004 and 2003, respectively.

We can make no assurance that we will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that such new products will achieve market acceptance.

See “Item 1A. Risk Factors—Our growth depends on market acceptance of our existing products, enhancements to existing products and our introduction of new products.”

Competition

The market for dynamic content publishing products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their existing document publishing processes to our dynamic content publishing software.

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

It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft and Adobe, and from large corporations providing database and content management software solutions, such as Oracle Corporation and EMC Software. In addition, Xerox or IBM, either directly or through affiliated entities, could become large competitors. Moreover, as the market for dynamic content publishing software develops, a number of these or other companies with significantly greater resources than ours could attempt to enter or increase their presence in the dynamic content publishing market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Patents, Licenses and Proprietary Rights

Our success is dependent, in part, on our ability to protect our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. However, these afford only limited protection. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. See “Item 1A. Risk Factors—Our business is dependent upon successfully protecting our proprietary rights.”

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

Customers

We derived 13%, 18% and 20% of our revenues through Xerox and its affiliates in 2005, 2004 and 2003, respectively. As a result, discontinuation of agreements and other business transactions that may adversely impact our relationship with Xerox could have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2005, we had 360 employees including 188 in professional services and customer support, 39 in sales and marketing, 100 in research and development and 33 in finance and administration. None of our employees are represented by labor unions. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Financial Information about Segments and Geographic Areas

The information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region is set forth at the end of this annual report under Note 4. “Geographic Information” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

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

Our quarterly results fluctuate significantly.

Our total revenues and operating results are difficult to forecast and can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Our future quarterly operating results are affected by many factors, including the following:

•	the demand for our products;

•	the level of product and price competition;

•	the length of our sales cycle;

•	the size and timing of individual license transactions;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force or indirect distribution channels;

•	the acceptance and timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	our ability to successfully implement our operational, growth and other strategies;

•	the timing and amount of software capitalization and amortization;

•	the activities of, and acquisitions by, our competitors;

•	our timing of new hires;

•	fluctuations in foreign currency exchange rates; and

•	our ability to develop and market new products and to control costs.

Our license fee revenues mainly depend on when orders are received from the customers and shipped to them. However, because of our sales model, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result. To the extent such expenses precede, and/or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

As a result of these factors, results from operations for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations may not necessarily be meaningful. Accordingly, you should not rely upon them as an indication of our future performance. Furthermore, our operating results in future quarters may fall below the expectations of market analysts and investors. If this occurs, the price of our common stock could be materially adversely affected.

Our growth depends on market acceptance of our existing products, enhancements to existing products, and introduction of new products.

Our future business, operating results and financial condition depend upon market acceptance of our existing products, as well as our ability to respond to emerging industry standards and practices and to develop new products that address the future needs of our target markets. Our Autograph family of products has been applied mainly to document automation applications producing paper-based documents. We have started to extend our core technology to the Internet, intranets and commercial on-line services. However, we cannot assure you that we will be successful in developing, introducing and marketing new products or product enhancements, including new products or the extension of existing products for the Internet, intranets and commercial on-line services, on a timely and cost effective basis, if at all. In addition, we cannot assure you that our newer products, such as xPresso and xPression, or enhancements to existing products will adequately meet the requirements of the marketplace or achieve market acceptance. Moreover, delays in our commercial shipments of new products or enhancements may result in client dissatisfaction and a delay or loss of product revenues. In addition, in order to provide our customers with integrated product solutions, our future success will also depend in part upon our ability to maintain and enhance relationships with our technology partners.

If for technological or other reasons we are unable to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, then our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that our existing products, new products or new versions of our existing products will achieve market acceptance.

Longer than expected sales cycles and implementation periods have and may continue to affect our revenues and operating results.

The licensing of our software products is often an enterprise-wide decision by prospective customers and generally involves a sales cycle of three months to more than one year in order to educate these prospective customers regarding the use and benefits of our products, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be realized. In addition, the implementation of our products by customers involves a significant commitment of their resources over an extended period of time and is commonly associated with substantial customer business process reengineering efforts. Sales of our enterprise-wide xPression product line often involve many participants in the corporate decision-making process. Additionally, we have experienced and may, from time to time, continue to experience defects in our software which cause implementation problems and affect our revenues and our sales cycle. For these and other reasons, our sales cycles and customer implementation periods are subject to a number of significant delays over which we may have little or no control. Any delay in the sale or customer implementation of a limited number of license transactions could have a material adverse effect on our business and results of operations and cause our operating results to vary significantly from quarter to quarter.

We currently derive a significant portion of our revenues through Xerox.

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.8 million, $4.1 million and $4.5 million in 2005, 2004 and 2003, respectively, representing 13%, 18% and 20% of our total revenues, respectively.

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

The market for dynamic content publishing products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal IS departments of large organizations and direct competition from numerous software vendors, including Docucorp International, Inc., InSystems Technologies, Inc., Group 1 Software, Inc., Exstream Software, Inc. and Metavante Corporation. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products or new solutions introduced by existing competitors or by new companies entering the market.

Our operating results are substantially dependent on sales of a small number of products in highly concentrated industries.

We derived a substantial percentage of our license revenue from two product lines in 2005. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software and xPresso software, as well as continued customer acceptance of CompuSet, DLS and related products.

Revenues from end users in the insurance industry accounted for 46% of total revenues in 2005. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Inaccurate sales forecasts and/or revenue projections could cause improper planning and budgeting of our resources.

Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A variation in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. While this sales estimation process provides us with some guidance in business planning, it is based on estimates only and is therefore subject to numerous risks and uncertainties. Because a substantial portion of our new software license revenue contracts are completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large new software license transactions could cause our quarterly new software licenses revenues to fall significantly short of our predictions.

Our growth is dependent upon successfully focusing our distribution channels.

To grow our business, we must improve the performance of our worldwide sales and distribution channels by focusing on key target industry market segments where our current and planned products can enjoy a significant competitive advantage and high market demand. We also must leverage our existing relationships with Xerox and other partners by launching targeted joint marketing and value added reseller programs and by introducing new product offerings that are optimized for selected target markets and marketing channels. Additionally, we must form additional partnerships with system integrators and consultants in order to broaden our capacity to deliver complete dynamic content publishing solutions that incorporate significant services content, while also maintaining our core domain expertise. We cannot assure you that we will be able to successfully streamline and focus our worldwide channels, leverage our existing relationships or form new alliances. If we fail to do so, it could have a material adverse effect on our business, operating results and financial condition.

Our products may suffer from defects or errors.

Software products, as complex as those we offer, may contain undetected defects or errors when first introduced or as new versions are released. As a result, depending on the severity of the defect or error, we could in the future forego or delay recognition of revenues as a result of these errors or defects. In addition, our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater aversion and sensitivity to product defects than the general market for software products. We experienced defects in connection with the introduction of our xPression product line in 2004, and believe that we have addressed this problem, but we cannot assure you that, despite our testing, as well as testing by current and potential customers, additional errors will not be found in our existing products or new products or releases. Defects discovered after the commencement of commercial shipments, can result in loss of revenue, delay in market acceptance, diversion of our development resources, damage to our reputation and/or increased service and warranty costs.

Maintaining our professional services expertise is necessary for our future growth.

We are continuing our focus on the consulting services component of our professional services to assist customers in the planning and implementation of enterprise-wide, mission-critical dynamic content publishing applications. This strategy is dependent on hiring and retaining qualified professional staff to perform these consulting services. Our business, operating results and financial condition could be materially adversely affected if we are unsuccessful in developing and retaining our professional services workforce.

We are exposed to risks associated with international operations.

Our revenues from export sales accounted for 17%, 25% and 26% of our total revenues in 2005, 2004 and 2003, respectively.

We license our products in Europe through VARs and to a much lesser extent, direct sales. Revenues generated by these activities were $3.2 million, $3.5 million and $3.4 million in 2005, 2004 and 2003, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sales in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $1.8 million, $2.3 million and $2.3 million in 2005, 2004 and 2003, respectively.

In order to successfully expand export sales, we must increase our international presence in select countries, hire additional personnel and develop relationships with additional international resellers. If we are unable to do so in a timely manner, our growth in international export sales could be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, we cannot assure you that we will be able to maintain or increase international market demand for our products.

Our international business activities could also be adversely impacted by losing the services of key resellers, difficulties in managing our international operations, our limited experience in localizing products for foreign countries resulting in a lack of acceptance of these localized products, longer payment cycles for accounts receivable, currency fluctuations, unexpected adverse changes in regulatory requirements and tariffs, imposition of additional trade barriers and restrictions, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws.

Our Objectiva software engineering team of 206 employees is located in a 12,000 square foot facility in Beijing, China. We are subject to a variety of risks associated with conducting operations in China, including those related to general economic conditions, regulatory changes, political unrest and potential reduced protection for our intellectual property rights. In addition to facing the difficulty of managing a large offshore organization, we must comply with a variety of laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

The market for dynamic content publishing software is intensely competitive, highly fragmented and subject to rapid change. We cannot assure you that the market for dynamic content publishing software will continue to grow or that, if it does grow, organizations will adopt our products. Although we have spent, and intend to continue to spend, significant resources developing open-architecture software products and educating potential customers about the benefits of our products, we cannot assure you that such expenditures will enable our products to achieve further market acceptance. Additionally, if the dynamic content publishing software market develops more slowly than we currently anticipate, our business, operating results and financial condition could be materially adversely affected.

Furthermore, the market for dynamic content publishing of electronic documents designed for use with the Internet, intranets and commercial on-line services has only recently begun to develop, and the success of our products designed for this market will depend in part on their compatibility with these elements. Since the increased commercial use of the Internet, intranets and commercial on-line services is difficult to predict and could require substantial modification and customization of certain of our products and services, as well as the introduction of new products and services, we cannot assure you that we will be able to effectively or successfully compete in this market.

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

We are not aware of any infringement of our products upon the proprietary rights of third parties. However, we cannot assure you that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows, companies hire employees from competitors, and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Integration of potential business or technology acquisitions may be difficult.

If we acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms which, in the case of equity financing, may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business, operating results and financial condition could be materially adversely affected. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could have a negative impact on our reported operating results and financial condition.

Enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the SEC and the NASD have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased our annual legal and financial compliance costs, have made some activities more time-consuming and costly, and could expose us to additional liability. In addition, these rules and regulations may make retention and recruitment of qualified persons to serve on our board of directors or executive management team more difficult.

If any of these events occur, it could have a material adverse effect upon our business, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 20,300 square feet of office space for our principal administrative, sales, marketing, training and research and development facility in Carlsbad, California. This lease expires on June 15, 2011. Our regional office in Milwaukee, Wisconsin occupies approximately 3,400 square feet of office space pursuant to a lease expiring on October 31, 2008. In addition, our subsidiary in China occupies approximately 12,000 square feet of office space expiring May 20, 2009. Sales representatives and field technical support personnel operate from their homes. We believe that the current properties that we lease are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become involved in legal proceedings from time to time. As of March 30, 2006, we were not a party, nor was our property subject, to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded on The Nasdaq Capital Market under the symbol “DOCX.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated, as reported on The Nasdaq Capital Market System. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Fiscal 2004
First quarter ended March 31, 2004	$6.00	$4.15
Second quarter ended June 30, 2004	$5.80	$3.95
Third quarter ended September 30, 2004	$5.60	$3.95
Fourth quarter ended December 31, 2004	$5.59	$4.33

Fiscal 2005
First quarter ended March 31, 2005	$6.75	$4.66
Second quarter ended June 30, 2005	$7.83	$5.24
Third quarter ended September 30, 2005	$8.20	$6.25
Fourth quarter ended December 31, 2005	$8.12	$6.40

We had 4,223,411 shares outstanding and 97 record holders of our common stock as of March 30, 2006. Historically, we have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 of this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report on Form 10-K. The historical data has been restated to reflect revenue recognition and related cost adjustments discussed in Note 2 “Restatement of Financial Statements” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

	Years ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Statement of Operations
Net revenues	$29,574	$23,038	$22,243	$23,058	$23,382
Income (loss) from operations	(147)	606	(104)	1,185	1,489
Net income (loss)	19	598	(131)	1,572	1,768
Net income (loss) per share—diluted	0.00	0.13	(0.03)	0.37	0.30
Shares used in diluted calculations	5,334	4,729	3,768	4,286	5,831

Balance Sheet
Working capital	$(84)	$(1,886)	$(1,929)	$1,750	$771
Total assets	24,086	23,995	17,918	21,654	20,135
Stockholders’ equity	6,871	6,377	2,114	4,928	3,435

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those described below, including those risks described under “Item 1A. Risk Factors,” and elsewhere in this annual report. Our discussion and analysis of the financial condition and results of operation of Document Sciences and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8.

Restatement of Financial Statements

In December 2005, we concluded that the initial license fees associated with annually renewable license agreements for our products are time-based licenses that should be accounted for pursuant to the guidance set forth in paragraph 12 of Financial Accounting Standards Board’s Statement of Position (SOP) 97-2. In accordance with paragraph 12 of SOP 97-2, since we are not able to objectively establish vendor-specific objective evidence (VSOE) of fair value of post-contract customer support (PCS), which includes post-contract technical support and unspecified product upgrades, we were unable to apply the “residual method” set forth in SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” which was our prior accounting practice. We concluded that the initial license fee for the annually renewable term license agreements should be recognized ratably over the initial license term, typically twelve months, instead of immediately, assuming all other revenue recognition criteria were met. The conclusion that we were unable to objectively demonstrate the VSOE of fair value of PCS also impacted our prior accounting practice with respect to professional services that were bundled with annually renewable term license agreements and were not deemed to be essential to the functionality of the delivered software product. Previously, when collectibility was deemed probable, we had recognized revenue from these services as they were performed based on VSOE of fair value of the services. We concluded that in the arrangements wherein the above described services are bundled with annually renewable term license agreements, revenue from the entire arrangement should be recognized ratably over the longer of the period over which the professional services are expected to be rendered, or the PCS period, beginning with the delivery of the software and commencement of professional services.

We revised our accounting to comply with paragraph 12 of SOP 97-2 effective January 1, 2000 and restated our financial statements as of and for the year ended December 31, 2004 and for the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004, September 30, 2005 and 2004, and December 31, 2004. The restatement affects the timing of when certain license revenues and related commission expenses and professional services revenue are recognized. Sales and marketing expenses adjusted in the restatement represent commissions paid on initial license fees. The total revenues to be recognized over the term of these annually renewable licenses and professional service contracts are unchanged.

See Note 2—“Restatement of Financial Statements” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for a summary of the effects of these changes on the Company’s consolidated balance sheets and consolidated statements of operations and cash flows. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these changes.

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

Revenue Recognition. We derive our revenues principally from the licensing of software, post contract support fees (PCS) and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. Although some software is licensed on a perpetual basis, the majority of our licenses are currently time-based licenses that are required to be renewed annually. Revenues are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

If an arrangement includes multiple elements, we allocate the contract amount to the various elements based on vendor-specific objective evidence (VSOE) of fair value, regardless of any separate prices stated within the contracts for each element. We base our VSOE on the price charged when the same element is sold separately. If an undelivered element of the arrangement exists, revenue is deferred based on VSOE of the fair value of the undelivered element. If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists.

We recognize fees for annual licensing arrangements ratably over the contract term of twelve months because we are unable to establish VSOE for the license and support elements under this type of bundled arrangement.

For perpetual license arrangements, VSOE of fair value for ongoing maintenance and support obligations (PCS) is determined based upon the historical, stand-alone renewal rates or pricing. We recognize revenue relating to the perpetual software license arrangements at inception of the arrangement using the residual method as discussed above.

Our contracts do not provide for specific upgrades. In addition, our standard contracts do not provide for rights of return or conditions of acceptance; however, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained.

Professional services revenue includes consulting services and training related to our software products. Revenues generated from consulting services and training are recognized as the related services are performed and collectibility is deemed probable, based on VSOE of fair value of the services. VSOE of fair value for professional services is determined based upon the price charged when these services are sold separately. For professional services that are bundled with annual software licenses and are not deemed to be essential to the functionality of the delivered software product, we recognize the entire arrangement fee ratably over the longer of the period over which the professional services are expected to be rendered, or the PCS period, beginning with delivery of the software and commencement of the professional services. In the vast majority of cases, the arrangement fee is recognized ratably over the twelve month PCS period. In certain limited situations where we determine that professional services period is the longer period, upon the end of the PCS term, we recognize license and PCS revenues at that stage (on the residual basis), recognizing the remaining deferred revenue for the unfinished services over the remaining period of such services.

If consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts. We measure progress under the percentage of completion method, depending on how the contract language is written, either by using the percentage of total project hours completed or by the completion of phases in the consulting project. Because the phases of our consulting projects are generally not of great duration (2-6 weeks on average), we believe that there are very limited circumstances where materially different amounts would be reported under different conditions or using different assumptions.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, we had net deferred tax assets of $4.3 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $4.0 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2006. As a result of our assessment at December 31, 2005, our net deferred tax asset remained at $275,000.

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues:
License fees	67%	80%	82%
Services and other	33	20	18

Total revenues	100	100	100

Cost of revenues:
License fees	15	15	12
Services and other	27	15	13

Total cost of revenues	42	30	25

Gross profit	58	70	75

Operating expenses:
Research and development	18	17	21
Selling and marketing	28	36	40
General and administrative	13	14	15

Total operating expenses	59	67	76

Income (loss) from operations	(1)	3	(1)
Interest and other income, net	1	0	0

Income (loss) before income taxes	0	3	(1)
Provision (benefit) for income taxes	0	0	0

Net income (loss)	0%	3%	(1)%

Revenues

Our revenues are divided into two categories based upon the sources from which they are derived: term-based licenses and perpetual licenses and related annual renewal license and support fees, and services and other revenues. License fees consist primarily of fees for the first year of use of our products and annual renewal license and PCS fees. Services and other revenues consist of fees for consulting, software outsourcing, application development and training services performed by us as well as miscellaneous other operational revenues. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally. The following table summarizes revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
License fees	$19,926	8%	$18,534	2%	$18,207	(6)%
Services and other	9,648	114	4,504	12	4,036	7

Total revenues	$29,574	28%	$23,038	4%	$22,243	(4)%

Cost of Revenues

Cost license fees. Cost of license fees includes amortization of previously capitalized software development costs, costs of third party software, employee related costs for distribution personnel and technical support staff and product packaging costs. Costs of services and other consist principally of the employee related costs of our consulting and training staff. The following table summarizes cost of revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
License fees	$4,425	28%	$3,466	25%	$2,773	(11)%
Services and other	8,030	130	3,487	24	2,821	8

Total cost of revenues	$12,455	79%	$6,953	24%	$5,594	(2)%

Operating Expenses

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

General and administrative. General and administrative expenses consist of employee related costs for finance, administration, information technology and human resources, allowance for doubtful accounts and general corporate management expenses, including legal and accounting fees.

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
Research and development	$5,420	39%	$3,888	(16)%	$4,656	(15)%
Selling and marketing	8,222	(1)	8,285	(5)	8,730	13
General and administrative	3,624	10	3,307	(2)	3,367	13

Total operating expenses	$17,266	12%	$15,480	(8)%	$16,753	4%

The following table adds back capitalized software development costs (in thousands) and shows the percentage change over the same period of the prior year:

	Years Ended December 31,
	2005		2004		2003
Research and development (net)	$5,420	39%	$3,888	(16)%	$4,656	(15)%
Capitalized software development costs	0	(100)	1,881	14	1,652	5

Research and development (gross)	$5,420	(6)%	$5,769	(9)%	$6,308	(10)%

Other Items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and proceeds from short-term investment disposals, offset by interest expense related to capital leases and proceeds from disposals of fixed assets.

Provision (benefit) for income taxes. Provision (benefit) for income taxes reflects the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Year ended December 31, 2005 compared to the year ended December 31, 2004

The 8% increase in license fee revenue in 2005 over 2004 was primarily due to higher initial sales of our xPression Enterprise Suite and increased PCS revenues from our increasing base of licensed software users, somewhat offset by reduced sales in our older Autograph suite.

Services and other revenues increased 114% over 2004 amounts. A majority of growth was from the delivery of implementation services to customers who have licensed our xPression software. Additionally, our results benefited from consulting services delivered by our Objectiva subsidiary.

The 28% increase in license fees cost of revenue in 2005 was primarily due to a $420,000 increase in amortization of software development costs over 2004, due to the release of xPression 2.0 in the fourth quarter of 2004, and increases in 2005 personnel costs of $263,000 over 2004, as additional staff was required to support our customer base and product set.

Services and other cost of revenues in 2005 increased by 130% over 2004 due to an increase in personnel related costs and management required to sustain existing projects and to staff anticipated new projects. Increased recruiting costs, computer and computer-related costs, facility costs related to our new headquarters facility, and outside consulting costs incurred to meet project deadlines while we staffed up our professional services group also contributed to the percentage growth in services costs in excess of the percentage growth in services revenues.

The decrease in gross research and development costs in 2005 was primarily due to a decrease in outside consultant costs of approximately $1,026,000 offset by an increase in employee-related costs of $697,000, largely driven by the impact of our acquisition of Objectiva. Capitalized software development costs mainly include payroll related costs of our software engineers and consulting fees related to the development of xPression. We did not capitalize any software development costs in 2005 because the establishment of technological feasibility coincided with the general releases of our products. We do not expect to capitalize any software development costs in 2006.

The slight decrease in 2005 selling and marketing expenses from 2004 was primarily due to decreases in employee related costs and outside consultant costs partially offset by an increase in sales commissions.

The 10% increase in 2005 general and administrative expenses was primarily due to increases in personnel costs of $435,000, telephone and office costs of $131,000 and outside consultant costs of $78,000, partially offset by a French VAT refund of $391,000.

Interest and other income, net totaled $204,900 and $17,400 in 2005 and 2004, respectively. The increase in 2005 was largely the result of a gain on the sale of stock, as well as higher interest income due to higher cash balances.

The $39,000 and $24,700 provisions for income taxes in 2005 and 2004, respectively, were due to foreign taxes. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Year ended December 31, 2004 compared to the year ended December 31, 2003

The 2% increase in license fee revenue in 2004 over 2003 was primarily due to improved sales of our xPression Enterprise Suite and increased PCS revenues from our increasing base of licensed software users, somewhat offset by reduced sales in our older Autograph suite.

Services and other revenues increased 12% over 2003 amounts. This increase is largely attributable to the inclusion in the second half of 2004 of consulting revenue performed by our Objectiva group following their acquisition in July 2004.

The 25% increase in license fees cost of revenue in 2004 was primarily due to an increase in amortization of software development costs over 2003, due to the release of xPression 2.0 in the fourth quarter of 2004, and increases in personnel costs, as additional staff was required to support our customer base and product set.

Services and other cost of revenues in 2004 increased by 24% over 2003 due to an increase in personnel-related costs required to sustain existing projects and to staff anticipated new projects and from the acquisition of Objectiva in July 2004.

Our gross research and development costs in 2004 declined because, following our acquisition of Objectiva and their related staff in China, the cost to conduct development efforts became less expensive once resources were converted from outside consultants to internal employees. The increase in capitalized software development costs in 2004 was due to the amount of time between establishment of technological feasibility and the general release of xPression 2.0.

The 5% decrease in selling and marketing expenses in 2004 from 2003 was primarily due to a $265,000 decrease in travel expenses, a $155,000 decrease in trade shows and advertising and a $73,000 decrease in commissions, offset by a $111,000 increase in outside consultant expenses.

Notwithstanding a $520,000 provision for a European Value Added Tax assessment we accrued in 2003, 2004 general and administrative expenses increased 16% over 2003. This increase was primarily due to a $454,400 increase in personnel costs due to a reclassification in 2004 of certain personnel from other departments.

The decrease in interest and other income, net in 2004 was primarily the result of lower interest income.

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

Our software products generally are shipped as orders are received. As a result, quarterly license fees related to these products are substantially dependent on orders booked and shipped in that quarter. The timing of receipt of these license fees is difficult to predict because of the length of our sales cycle. For Autograph products, our sales cycle is typically three to nine months from initial contact. For xPression products, our sales cycle is typically six months to over one year from initial contact. Because our operating expenses are based on anticipated revenue trends and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

Our sources of cash come mainly from operations and sales and maturities of short-term investments. Our main uses of cash are for payroll and employee related costs. Our main project in 2006 is additional xPresso design products targeted at new potential growth applications such as email distribution. We currently do not have any debt from borrowed money. Our short-term investments are invested in U.S. government agency obligations.

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

At December 31, 2005, we had approximately $7.9 million in cash, cash equivalents and short-term investments, an increase of approximately $1.1 million from December 31, 2004. Cash growth significantly exceeded net income due largely to non-cash depreciation and amortization expense of $1.8 million, much of which relates to amortization of previously capitalized software development costs. Also contributing to cash growth was $310,000 in proceeds from the issuance of common stock in conjunction with the exercise of our stock options. Partially offsetting these items were purchases of fixed assets of $558,000 and a net increase in operating assets and liabilities of $429,000.

Off-Balance Sheet Arrangements

As of December 31, 2004 and 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations

The following information as of December 31, 2005 is shown with respect to known contractual obligations for the periods specified below.

	Totals	Payment Due by Period
		Less than 1 year	1-3 Years	3-5 Years
Capital Lease Obligations	$48,343	$20,822	$27,521	$0
Operating Lease Obligations	3,488,346	726,880	1,446,244	1,315,222

Totals	$3,536,689	$747,702	$1,473,765	$1,315,222

Recently Issued Accounting Standards

In December 2004, The Financial Accounting Standards Board (FASB) issued SFAS 123(R) “Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

SFAS 123(R) may be adopted using one of the following two methods:

•	A “modified prospective” method in which cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and (b) based on the requirements of SFAS 123(R) for all awards granted to employees before the effective date that remain unvested as of the effective date; or

•	A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The requirements of SFAS 123(R) are effective for us beginning January 1, 2006. We intend to adopt the requirements of SFAS 123(R) using the modified prospective method discussed above. The adoption of this standard is expected to increase operating expenses. We expect that stock compensation expense for 2006 will be between $175,000 and $250,000. The actual amount of stock option expense we record for 2006 will depend on the timing and number of options granted in 2006 and underlying marketing conditions at the time of such grants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposures are related to U.S. Dollar to Euro and U.S. Dollar to Chinese Yuan conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected first quarter 2006 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2005. Declines in interest rates over time will, however, reduce our interest income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and currently maintain disclosure controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that any control or procedure, no matter how well designed and functioning, can provide only reasonable, but not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Additionally, the design of any system of controls is partially based upon certain assumptions of the likelihood of future events, and there can be no assurance that any design will achieve its stated goals under all potential future conditions. Over time, controls may become inadequate because of changing conditions, or the degree of compliance with policies and procedures may deteriorate. Consequently, because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of our disclosure controls and procedures. That evaluation was performed with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Portions of such evaluation related to the restatement of our financial statements as described in this report, and in connection therewith, we conducted an extensive internal review of our revenue recognition practices for all periods for which financial information is included in this report. Among other things, this involved the review of over 1,500 customer contracts entered into since January 1, 2000.

As described in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004 and our Forms 10-Q for the three fiscal quarters thereafter, our management determined that we had been incorrectly applying the principles set forth in SOP 98-9 to our revenue recognition policies, and decided to restate our financial statements to comply with the correct revenue recognition principles applicable to our business, paragraph 12 of SOP 97-2, as of and for all periods for which financial information is included in this report. As a result of the restatement, some previously recognized revenues and related costs were shifted to earlier or later reporting periods (resulting in a change to previously reported revenues, expenses, deferred revenues and prepaid expenses) and other previously recognized revenues and related costs were reclassified as deferred revenue or prepaid expense at December 31, 2005 and will be recognized in periods subsequent to December 31, 2005.

As part of our disclosure controls and procedures over the selection and application of accounting principles relating to software revenue recognition under SOP 97-2, and in response to an inquiry by the Staff of the Securities and Exchange Commission, our accounting management independently reviewed SOP 97-2 together with other accounting literature, consulted with our independent auditors regarding revenue recognition and accounting developments, and reviewed various accounting journals and other literature with respect to the existence of accounting pronouncements and their application to us. As part of our revenue recognition review process, we noted that our prior revenue recognition policies had not changed since the adoption of SOP 97-2. The Company’s external independent auditors had been aware of our revenue recognition policies and had not suggested that they were not in accordance with U.S. Generally Accepted Accounting Principles. We also responded to a similar inquiry regarding our software license revenue recognition policies from the Staff of the SEC in 2002 and they did not object to them at that time.

Our Chief Executive Officer and Chief Financial Officers determined that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because these disclosure controls and procedures did not result in our proper understanding of the application of SOP 97-2 for (i) one year software licenses bundled with post contract support and (ii) multiple element contracts involving one year software licenses bundled with post contract support and professional services.

In response to the deficiencies identified above, we have taken steps subsequent to the period covered by this annual report to strengthen our disclosure controls and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. We will reinforce our current revenue recognition policies by, among other things, supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel, documenting the review of revenue transactions prior to recognizing revenue, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue, performing an on-going analysis of the VSOE of individual elements to support the fair value of the individual elements to be used in deferring the fair value from multiple element arrangements.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and certain information regarding our executive officers is incorporated by reference to the information set forth in the sections entitled “Proposal 1—Election of Directors—Nominees,” “Executive Officers and Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees—Audit Committee” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Executive Officers of Document Sciences

The executive officers of Document Sciences and their ages, as of March 30, 2006, are as follows:

Name	Age	Position
John L. McGannon	45	President and Chief Executive Officer
Hakan Akbas.	37	Chief Marketing Officer and Senior Vice President
Nasser S. Barghouti, PhD.	42	Chief Technology Officer
Daniel J. Fregeau	49	Executive Vice President
Peter M. Riccio	50	Senior Vice President of Sales
Todd W. Schmidt.	63	Chief Financial Officer and Secretary
J. Douglas Winter	38	Chief Operating Officer
Tao Ye	39	General Manager of Asian Operations

John L. McGannon has served as President and Chief Executive Officer of Document Sciences since January 2001. He has been a director since January 2001. He has also served as Chief Financial Officer, Vice President, Chief Administrative Officer and Controller since joining Document Sciences in September 1998. From June 1997 through August 1998, he served as the Manager of Financial Analysis and Planning for Simulation Sciences, Inc., a California-based software developer for the oil and chemical engineering industries. Mr. McGannon worked for Chevron Corporation from 1988 to 1997 in a variety of financial management positions. Mr. McGannon holds a BA degree from Stanford University and an MBA from Carnegie Mellon University.

Hakan Akbas has served as our Chief Marketing Officer and Senior Vice President since March 2006. Prior to joining Document Sciences, Mr. Akbas served as Managing Director, Business Development Operations within the Global Services Division of Xerox Corporation, where he led service offering development and marketing activities. Prior to his employment with Xerox, Mr. Akbas was a Director of Marketing & Business Development for a start-up joint venture between Accenture and Xerox. He holds an MBA from the Simon School at the University of Rochester and a B.S. in Industrial Engineering.

Nasser S. Barghouti, PhD. has served as our Chief Technology Officer since July 2004. Prior to joining Document Sciences, Mr. Barghouti co-founded Objectiva Software Solutions in August 2001 and served as Chief Technology Officer. Prior to founding Objectiva, he served as the Global Director of Technology at ONEWORLD Software Solutions from 2000 to 2001, where he was responsible for setting the technology direction of the company, and for providing technical oversight on software projects. Mr. Barghouti was also Associate Director of Information Technology at Bear Stearns & Co. in New York City, one of the world’s leading investment banks and brokerage clearing houses. He served as a Senior Member of the Technical Staff at AT&T Research Labs in Florham Park, NJ and Bell Labs in Murray Hill, NJ. Mr. Barghouti received his BS, MS and PhD all in Computer Science from Columbia University. He has published dozens of papers in reference journals and international conferences, and has given numerous presentations at leading research labs and scientific forums.

Daniel J. Fregeau has served as our Executive Vice President since January 2001. From 1998 to 2001, he served as Vice President of Worldwide Sales and Business Development. From 1997 to 1998, he served as our

Vice President, Business Development. From 1994 to 1997, he served as our Vice President, Marketing and from 1992 to 1994, he served as our Vice President, Sales. Before joining Document Sciences, Mr. Fregeau was Marketing Manager for the Networking Division of Sears Business Centers, San Diego, from 1990 to 1992. Mr. Fregeau was a founder and principal of MicroAge in San Diego from 1988 to 1990. From 1982 to 1988, he held several positions with Xerox Corporation’s Electronic Publishing Business Unit including Manager of Systems Engineering and Integration, Technical Program Manager and Project Manager. While at Xerox, Mr. Fregeau designed and directed the development of several publishing products and was a key contributor to the launch of the XICS (now CompuSet) product in the U.S. and Canada.

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

Todd W. Schmidt has served as our Chief Financial Officer since December 2005 and our Secretary since February 2006. Prior to joining Document Sciences, Mr. Schmidt served as the CFO of Dickie Walker Marine, Inc. from 2002 to 2005, the CFO of ENCAD, Inc. from 1996 to 2002 and as the Vice President of Finance and Administration for several Southern California companies from 1976 to 1995, including Biosym Technologies, Inc., Dura Pharmaceuticals and IVAC Corporation. He has served as a Board member and business advisor for several start-up and existing companies in the biomedical, software and other high-tech fields. Mr. Schmidt holds a BS and MBA from Northwestern University.

J. Douglas Winter has served as our Chief Operating Officer since April 2005. From July 2004 to April 2005, he served as our General Manager of Technical Operations. Prior to joining Document Sciences, Mr. Winter co-founded Objectiva Software Solutions in August 2001 and served as CEO. Previously, he served as General Manager of ONEWORLD Software Solution’s California client service centers from 1999 to 2001, establishing their west coast operations and also served as part of their global operations committee, responsible for formulating and executing strategic operations. Mr. Winter also served as Program Manager for Qualcomm’s 3500 series of CDMA base stations and later was responsible for the product certification and testing of the QUALCOMM Thin Phone (QCP 860/1960). Mr. Winter holds an MSEE and an MBA from the Massachusetts Institute of Technology and a BSEE from Virginia Technological University. Following his undergraduate work, he worked for three years for Westinghouse where he was an instructor for the U.S. Navy’s nuclear training program.

Tao Ye has served as our General Manager of Asian Operations since July 2004. Prior to joining Document Sciences, Mr. Ye co-founded Objectiva Software Solutions in August 2001 and was Chief Operating Officer and President of Objectiva Software Solutions in China. Previously, he served as General Manager of the ONEWORLD Software’s Greater China Division from 1999 to 2001. Prior to ONEWORLD, Mr. Ye was Program Manager for Intel Materials eBusiness effort and also worked for Eastman Kodak Company where he designed and implemented Kodak’s supply chain for Greater China Region. He holds an MBA from the MIT Sloan School of Business, a M.S. in Mechanical Engineering from the MIT School of Engineering, an M.S. in Materials Science from the University of California Santa Barbara and a B.S. in Mathematical Mechanics from Peking (Beijing) University.

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among any directors or executive officers of Document Sciences.

Code of Ethics

We have a code of ethics that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as our directors. Our code of ethics is posted on our website at www.docscience.com. If you would like a complementary copy of our code of ethics, please write to Document Sciences Corp, 5958 Priestly Drive, Carlsbad, CA 92008, Attn: Corporate Secretary. We will disclose any waivers of, or amendments to, the code of ethics that applies to any of our senior and executive officers, controller and persons performing similar functions on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled “Executive Officers and Compensation” and “Board Meetings and Committees—Compensation of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Beneficial Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Securities Available for Issuance under the Company’s Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2005, which plans were as follows: the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan, as amended.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,382,022	$3.29	201,091	(1)
Equity compensation plans not approved by security holders	—	—	—

Totals	2,382,022	$3.29	201,091

(1)	Includes 102,566 shares of our common stock that may be issued under the 1997 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section entitled “Proposal 2—Ratification of Appointment of Independent Auditors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements. The financial statements, related notes thereto and the Report of Independent Registered Public Accounting Firm required hereunder are set forth at the end of this Annual Report beginning on page F-1.

2. Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 2005, 2004 and 2003 is filed as part of this Form 10-K beginning on page S-1 and should be read in conjunction with our consolidated financial statements and related notes thereto.

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

Dated: March 31, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 31, 2006 in the capacities indicated:

Signatures	Title

/s/ JOHN L. MCGANNON John L. McGannon	President, Chief Executive Officer and Director (principal executive officer)

/s/ TODD W. SCHMIDT Todd W. Schmidt	Chief Financial Officer and Secretary (principal financial and accounting officer)

/s/ THOMAS L. RINGER Thomas L. Ringer	Chairman of the Board of Directors

/s/ RONALD S. BEARD Ronald S. Beard	Director

/s/ MARGARET A. BREYA Margaret A. Breya	Director

/s/ BARTON L. FABER Barton L. Faber	Director

/s/ COLIN J. O’BRIEN Colin J. O’Brien	Director

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate.

4.2(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2(3)	Form of Software License and Software Support Agreement.

10.3(3)	Form of Professional Services Agreement.

10.4(3)	Form of Value Added Reseller Agreement.

10.5(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9(7)	2004 Stock Incentive Plan.

10.10(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11(9)	Lease for New Principal Facilities.

10.12(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13(11, #)	John L. McGannon Employment Agreement.

10.14(11, #)	Daniel Fregeau Employment Agreement.

10.15(11, #)	Nasser Barghouti Employment Agreement.

10.16(11, #)	Peter Riccio Employment Agreement.

10.17(11, #)	J. Douglas Winter Employment Agreement.

10.18(11, #)	Tao Ye Employment Agreement.

10.19(12, #)	Hakan Akbas Employment Agreement.

14.1(7)	Code of Conduct.

21.1(*)	Significant Subsidiaries of the Registrant.

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on March 2, 2005.
(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.

DOCUMENT SCIENCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Document Sciences Corporation

We have audited the accompanying consolidated balance sheets of Document Sciences Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, “Restatement of Financial Statements”, the Company has restated previously issued financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 and the beginning retained deficit as of December 31, 2002.

/s/    ERNST & YOUNG LLP

San Diego, California

March 17, 2006

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$6,692,642	$5,193,440
Short-term investments	1,179,851	1,530,523
Accounts receivable, less allowance for doubtful accounts of $339,669 and $506,501 in 2005 and 2004, respectively	7,564,929	7,601,485
Other current assets	1,666,382	1,358,051

Total current assets	17,103,804	15,683,499
Property and equipment, net	788,567	511,318
Software development costs, net of accumulated amortization of $1,157,941 and $1,655,907 in 2005 and 2004, respectively	1,698,394	3,247,194
Goodwill	4,495,192	4,495,192
Other assets	—	57,536

	$24,085,957	$23,994,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$160,160	$137,886
Accrued compensation	1,719,869	1,456,261
Other accrued liabilities	445,659	649,525
Deferred revenue	14,861,856	15,325,385

Total current liabilities	17,187,544	17,569,057

Obligations under capital leases	27,521	48,342

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; Authorized shares—2,000,000; No shares issued and outstanding	—	—
Common stock, $.001 par value; Authorized shares—30,000,000; Issued shares—4,315,334 and 4,204,876 at December 31, 2005 and 2004, respectively	4,315	4,205
Treasury stock—102,566 and 121,001 shares at December 31, 2005 and 2004, respectively	(344,858)	(440,930)
Additional paid-in capital	13,258,962	12,943,243
Accumulated other comprehensive income (loss)	18	(68,276)
Retained deficit	(6,047,545)	(6,060,902)

Total stockholders’ equity	6,870,892	6,377,340

	$24,085,957	$23,994,739

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues:
License fees	$19,926,392	$18,534,418	$18,207,246
Services and other	9,647,452	4,503,807	4,036,157

Total revenues	29,573,844	23,038,225	22,243,403
Cost of revenues:
License fees	4,425,290	3,465,775	2,772,437
Services and other	8,029,637	3,487,192	2,821,939

Total cost of revenues	12,454,927	6,952,967	5,594,376

Gross profit	17,118,917	16,085,258	16,649,027
Operating expenses:
Research and development	5,419,808	3,887,951	4,655,418
Selling and marketing	8,221,788	8,284,689	8,730,201
General and administrative	3,624,037	3,307,035	3,367,372

Total operating expenses	17,265,633	15,479,675	16,752,991

Income (loss) from operations	(146,716)	605,583	(103,964)
Interest and other income, net	204,930	17,445	52,314

Income (loss) before provision for income taxes	58,214	623,028	(51,650)
Provision for income taxes	38,959	24,748	78,928

Net income (loss)	$19,255	$598,280	$(130,578)

Net income (loss) per share—basic	$0.00	$0.17	$(0.03)

Weighted average shares used in basic calculation	4,147,622	3,624,362	3,768,219

Net income (loss) per share—diluted	$0.00	$0.13	$(0.03)

Weighted average shares used in diluted calculation	5,333,868	4,729,373	3,768,219

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002 (as previously reported)	3,858,479	$3,858	—	$—	$10,808,245	$10,981	$(1,642,147)	$9,180,937
Cumulative effect of restatement on prior years (see Note 2)	—	—	—	—	—	—	(4,253,356)	(4,253,356)

Balance at December 31, 2002 (as restated)	3,858,479	3,858	—	—	10,808,245	10,981	(5,895,503)	4,927,581
Issuance of common stock upon exercise of options	62,351	62	—	—	116,128	—	—	116,190
Purchase of treasury stock	—	—	743,524	(2,699,956)	—	—	—	(2,699,956)
Retirement of treasury stock	(590,024)	(589)	(590,024)	2,143,604	(1,640,603)	—	(502,412)	—
Comprehensive loss:
Net change in unrealized loss on short-term investments	—	—	—	—	—	(57,939)	—	(57,939)
Foreign currency translation adjustment	—	—	—	—	—	(41,653)	—	(41,653)
Net loss	—	—	—	—	—	—	(130,578)	(130,578)

Comprehensive Loss								(230,170)

Balance at December 31, 2003 (as restated, see Note 2)	3,330,806	3,331	153,500	(556,352)	9,283,770	(88,611)	(6,528,493)	2,113,645
Issuance of common stock upon exercise of options	318,972	319	—	—	663,578	—	—	663,897
Issuance of common stock upon purchase of Objectiva	629,793	630	—	—	3,216,353	—	—	3,216,983
Purchase of treasury stock	—	—	71,195	(339,835)	—	—	—	(339,835)
Sale of treasury stock	—	—	(28,999)	104,035	—	—	—	104,035
Retirement of treasury stock	(74,695)	(75)	(74,695)	351,222	(220,458)	—	(130,689)	—
Comprehensive income:
Net change in unrealized loss on short-term investments	—	—	—	—	—	(20,633)	—	(20,633)
Foreign currency translation adjustment	—	—	—	—	—	40,968	—	40,968
Net income	—	—	—	—	—	—	598,280	598,280

Comprehensive income								618,615

Balance at December 31, 2004 (as restated, see Note 2)	4,204,876	4,205	121,001	(440,930)	12,943,243	(68,276)	(6,060,902)	6,377,340
Issuance of common stock upon exercise of options	111,999	112	—	—	320,452	—	—	320,564
Purchase of treasury stock	—	—	1,541	(10,633)	—	—	—	(10,633)
Sale of treasury stock	—	—	(18,435)	96,072	—	—	—	96,072
Retirement of treasury stock	(1,541)	(2)	(1,541)	10,633	(4,733)	—	(5,898)	—
Comprehensive income:
Net change in unrealized gain on short-term investments	—	—	—	—	—	1,997	—	1,997
Foreign currency translation adjustment	—	—	—	—	—	66,297	—	66,297
Net income	—	—	—	—	—	—	19,255	19,255

Comprehensive income								87,549

Balance at December 31, 2005	4,315,334	$4,315	102,566	$(344,858)	$13,258,962	$18	$(6,047,545)	$6,870,892

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Operating activities
Net income (loss)	$19,255	$598,280	$(130,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	276,989	396,248	426,440
Loss on disposal of fixed assets	3,475	50,685	124,425
Amortization of software development costs	1,548,800	1,128,534	675,923
Provision for doubtful accounts	(166,832)	(191,239)	363,636
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	203,388	(372,141)	1,266,037
Other assets	(250,795)	(406,460)	437,407
Accounts payable	22,274	(67,550)	6,993
Accrued compensation	263,608	367,473	(492,101)
Other accrued liabilities	(203,866)	(530,823)	575,874
Deferred revenue	(463,529)	2,041,777	(1,178,483)

Net cash provided by operating activities	1,252,767	3,014,784	2,075,573
Investing activities
Purchases of short-term investments	(4,731,034)	(931,621)	(3,156,588)
Sales of short-term investments	—	—	1,544,705
Maturities of short-term investments	5,150,000	3,335,000	3,720,000
Purchases of property and equipment, net	(557,713)	(268,124)	(349,187)
Net cash paid to purchase of Objectiva Software Solutions	—	(403,594)	—
Proceeds from disposal of assets	—	—	1,160
Additions to software development costs	—	(1,881,094)	(1,652,455)

Net cash provided by (used in) investing activities	(138,747)	(149,433)	107,635
Financing activities
Principal payments under capital lease obligations	(20,821)	(21,063)	(17,351)
Purchase of treasury stock	—	(339,835)	(2,699,956)
Sale of treasury stock	96,072	104,035	—
Proceeds from issuance of common stock	309,931	663,897	116,190

Net cash provided by (used in) financing activities	385,182	407,034	(2,601,117)

Increase (decrease) in cash and cash equivalents	1,499,202	3,272,385	(417,909)
Effect of foreign currency on cash	—	4,460	50,137
Cash and cash equivalents at beginning of year	5,193,440	1,916,595	2,284,367

Cash and cash equivalents at end of year	$6,692,642	$5,193,440	$1,916,595

Supplemental disclosure of cash flow information:
Interest paid	$2,895	$2,803	$2,654

Income taxes paid	$38,959	$24,748	$48,928

Capital lease obligations entered into for property and equipment	$—	$—	$109,313

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

Basis of Presentation

In 1994, we established a wholly owned subsidiary, Document Sciences Europe, in France, in order to market and support our products to the European community. We formally wound down this subsidiary in 2005. In July 2004, we purchased all the remaining issued and outstanding common stock of Objectiva resulting in Objectiva becoming a wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of all our operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Operations

The functional currency of Objectiva’s subsidiary, Objectiva Software Solutions (Beijing), is the Chinese Yuan. The functional currency of our French subsidiary is the Euro. The balance sheet accounts of our subsidiaries are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. Foreign currency translation gains and losses are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in selling and marketing expenses in the consolidated statements of operations and were not significant during the years ended December 31, 2005, 2004 and 2003.

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities will be included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

We sell our products primarily to large, multinational customers in the United States, Europe, Canada, Australia and South America. We derived 17%, 25% and 26% of our total revenues from customers outside the United States for the years ended December 31, 2005, 2004 and 2003, respectively. A significant concentration of our customers is in the insurance, finance and commercial print service industries. Xerox was the only customer that accounted for more than 10% of our revenue in any one year. It accounted for 13%, 18% and 20% for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Net Deferred Tax Assets

We follow the liability method of accounting for income taxes, as set forth in SFAS 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, we had net deferred tax assets of $4.3 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have a valuation allowance of $4.0 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months.

Property and Equipment, Depreciation and Amortization

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the estimated useful lives of the assets (generally three to seven years). Amortization of leasehold improvements is provided over the lesser of the remaining lease term or the estimated useful life of the improvements.

Impairment of Long-Lived Assets

We review the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, intangible assets and software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. We have identified no such impairment losses as of December 31, 2005 and 2004.

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

Goodwill

Upon acquisition of a business, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management from the acquired company. Estimates used in determining the fair value of assets acquired and liabilities assumed are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

We have recorded goodwill in connection with our acquisitions of Objectiva and Data Retrieval. Prior to 2002, amortization of goodwill was provided over an estimated life of 15 years. On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets and ceased amortizing our goodwill. Additionally, SFAS 142 requires us to annually review goodwill for impairment. We annually assess the underlying value of our goodwill by analyzing the related future net cash flows and determine whether an adjustment to the carrying value is required. For 2005 and 2004, no adjustment was required. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Revenue Recognition

We derive our revenues principally from the licensing of software, post contract support fees (PCS) and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. Although some software is licensed on a perpetual basis, the majority of our licenses are currently time-based licenses that are required to be renewed annually. Revenues are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

If an arrangement includes multiple elements, we allocate the contract amount to the various elements based on vendor-specific objective evidence (VSOE) of fair value, regardless of any separate prices stated within the

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts for each element. We base our VSOE on the price charged when the same element is sold separately. If an undelivered element of the arrangement exists, revenue is deferred based on VSOE of the fair value of the undelivered element. If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists.

We recognize fees for annual licensing arrangements ratably over the contract term of twelve months because we are unable to establish VSOE for the license and support elements under this type of bundled arrangement.

For perpetual license arrangements, VSOE of fair value for ongoing maintenance and support obligations (PCS) is determined based upon the historical, stand-alone renewal rates or pricing. We recognize revenue relating to the perpetual software license arrangements at inception of the arrangement using the residual method as discussed above.

Our contracts do not provide for specific upgrades. In addition, our standard contracts do not provide for rights of return or conditions of acceptance; however, in the rare case that acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained.

Professional services revenue includes consulting services and training related to our software products. Revenues generated from consulting services and training are recognized as the related services are performed and collectibility is deemed probable, based on VSOE of fair value of the services. VSOE of fair value for professional services is determined based upon the price charged when these services are sold separately. For professional services that are bundled with annual software licenses and are not deemed to be essential to the functionality of the delivered software product, we recognize the entire arrangement fee ratably over the longer of the period over which the professional services are expected to be rendered, or the PCS period, beginning with delivery of the software and commencement of the professional services. In the vast majority of cases, the arrangement fee is recognized ratably over the twelve month PCS period. In certain limited situations where we determine that professional services period is the longer period, upon the end of the PCS term, we recognize license and PCS revenues at that stage (on the residual basis), recognizing the remaining deferred revenue for the unfinished services over the remaining period of such services.

If consulting services are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts. We measure progress under the percentage of completion method, depending on how the contract language is written, either by using the percentage of total project hours completed or by the completion of phases in the consulting project. Because the phases of our consulting projects are generally not of great duration (2-6 weeks on average), we believe that there are very limited circumstances where materially different amounts would be reported under different conditions or using different assumptions.

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Net Income (Loss) Per Share

We present our net income (loss) per share information in accordance with SFAS 128, Earnings per Share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 28,121, 185,439 and 44,235 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for 2005, 2004 and 2003, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Weighted average common shares outstanding used in basic EPS calculation	4,147,622	3,624,362	3,768,219
Effect of dilutive stock options	1,186,246	1,105,011	—

Shares used in diluted EPS calculation	5,333,868	4,729,373	3,768,219

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

As required under SFAS 123, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share have been estimated at the date of grant using the Black-Scholes option pricing model based on a weighted-average expected life of the option of 5.68 years and the following weighted-average assumptions:

	2005	2004	2003
Expected volatility	52%	51%	98%
Risk-free interest rates	4.5%	4%	4%
Dividend yields	0%	0%	0%

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS 123 for purposes of providing pro forma

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures is not likely to be representative of the effects on our operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows:

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net income (loss), as reported	$19,255	$598,280	$(130,578)
Less stock-based compensation expense	(995,603)	(688,841)	(667,305)

Net income (loss), as reported less stock-based compensation expense	$(976,348)	$(90,561)	$(797,883)

Adjusted pro forma basic net income (loss) per share	$(0.24)	$(0.03)	$(0.21)
Adjusted pro forma diluted net income (loss) per share	$(0.24)	$(0.03)	$(0.21)

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

Recently Issued Accounting Pronouncements

In December 2004, The Financial Accounting Standards Board (FASB) issued SFAS 123(R) “Share-Based Payment,” which requires stock-based compensation for an award of equity instruments, including stock options and employee stock purchase rights, issued to employees to be recognized as a cost in the financial statements. The cost of these awards are measured according to the grant date fair value of the stock options and is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In the absence of an observable market price for the stock awards, the grant-date fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R) may be adopted using one of the following two methods:

•	A “modified prospective” method in which cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and (b) based on the requirements of SFAS 123(R) for all awards granted to employees before the effective date that remain unvested as of the effective date; or

•	A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The requirements of SFAS 123(R) are effective for us beginning January 1, 2006. We intend to adopt the requirements of SFAS 123(R) using the modified prospective method discussed above. The adoption of this standard is expected to increase operating expenses.

2. Restatement of Financial Statements

In December 2005, we concluded that the initial license fees associated with annually renewable license agreements for our products are time-based licenses that should be accounted for pursuant to the guidance set forth in paragraph 12 of SOP 97-2. In accordance with paragraph 12 of SOP 97-2, since we are not able to objectively establish vendor-specific objective evidence (VSOE) of fair value of post-contract customer support (PCS), which includes post-contract technical support and unspecified product upgrades, we were unable to apply the “residual method” set forth in SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” which was our prior accounting practice. We concluded that the initial license fee for the annually renewable term license agreements should be recognized ratably over the initial license term, typically twelve months, instead of immediately, assuming all other revenue recognition criteria were met. The conclusion that we were unable to objectively demonstrate the VSOE of fair value of PCS also impacted our prior accounting practice with respect to professional services that were bundled with annually renewable term license agreements and were not deemed to be essential to the functionality of the delivered software product. Previously, when collectibility was deemed probable, we had recognized revenue from these services as they were performed based on VSOE of fair value of the services. We concluded that in the arrangements wherein the above described services are bundled with annually renewable term license agreements, revenue from the entire arrangement should be recognized ratably over the longer of the period over which the professional services are expected to be rendered, or the PCS period, beginning with the delivery of the software and commencement of professional services.

We revised our accounting to comply with paragraph 12 of SOP 97-2 effective January 1, 2000 and restated our financial statements as of and for the year ended December 31, 2004 and for the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004, September 30, 2005 and 2004, and December 31, 2004. The restatement affects the timing of when certain license revenues and related commission expenses and professional services revenue are recognized. Sales and marketing expenses adjusted in the restatement represent commissions paid on initial license fees. The total revenues to be recognized over the term of these annually renewable licenses and professional service contracts are unchanged.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements contained herein have been restated to incorporate adjustments discussed above. The following tables summarize the Company’s financial position and results of operations from financial statements for the described periods on a previously reported and restated basis:

	Years Ended December 31,
	2004	2004	2003	2003
	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)
Revenues:
License fees	$18,804,689	$18,534,418	$16,589,241	$18,207,246
Services and other	4,541,410	4,503,807	3,856,002	4,036,157

Total revenues	23,346,099	23,038,225	20,445,243	22,243,403
Cost of revenues:
License fees	3,465,775	3,465,775	2,772,437	2,772,437
Services and other	3,487,192	3,487,192	2,821,939	2,821,939

Total cost of revenues	6,952,967	6,952,967	5,594,376	5,594,376

Gross profit	16,393,132	16,085,258	14,850,867	16,649,027
Operating expenses:
Research and development	3,887,951	3,887,951	4,655,418	4,655,418
Selling and marketing	8,471,970	8,284,689	8,555,237	8,730,201
General and administrative	3,307,035	3,307,035	3,367,372	3,367,372

Total operating expenses	15,666,956	15,479,675	16,578,027	16,752,991

Income (loss) from operations	726,176	605,583	(1,727,160)	(103,964)
Interest and other income, net	17,445	17,445	52,314	52,314

Income (loss) before provision for income taxes	743,621	623,028	(1,674,846)	(51,650)
Provision for income taxes	24,748	24,748	78,928	78,928

Net income (loss)	$718,873	$598,280	$(1,753,774)	$(130,578)

Net income (loss) per share—basic	$0.20	$0.17	$(0.47)	$(0.03)

Weighted average shares used in basic calculation	3,624,362	3,624,362	3,768,219	3,768,219

Net income (loss) per share—diluted	$0.15	$0.13	$(0.47)	$(0.03)

Weighted average shares used in diluted calculation	4,729,373	4,729,373	3,768,219	3,768,219

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2004
	(As Previously Reported)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,193,440	$5,193,440
Short-term investments	1,530,523	1,530,523
Accounts receivable, less allowance for doubtful accounts	7,601,485	7,601,485
Other current assets	876,201	1,358,051

Total current assets	15,201,649	15,683,499
Property and equipment, net	511,318	511,318
Software development costs, net of accumulated amortization	3,247,194	3,247,194
Goodwill	4,495,192	4,495,192
Other assets	57,536	57,536

	$23,512,889	$23,994,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$137,886	$137,886
Accrued compensation	1,456,261	1,456,261
Other accrued liabilities	649,525	649,525
Deferred revenue	12,092,782	15,325,385

Total current liabilities	14,336,454	17,569,057

Obligations under capital leases	48,342	48,342

Commitments

Stockholders’ equity:
Common stock	4,205	4,205
Treasury stock	(440,930)	(440,930)
Additional paid-in capital	12,943,243	12,943,243
Accumulated comprehensive loss	(68,276)	(68,276)
Retained deficit	(3,310,149)	(6,060,902)

Total stockholders’ equity	9,128,093	6,377,340

	$23,512,889	$23,994,739

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,		Years ended December 31,
	2004	2004	2003	2003
	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)
Operating activities
Net income (loss)	$718,873	$598,280	$(1,753,774)	$(130,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	396,248	396,248	426,440	426,440
Loss on disposal of fixed assets	50,685	50,685	124,425	124,425
Amortization of software development costs	1,128,534	1,128,534	675,923	675,923
Provision for doubtful accounts	(191,239)	(191,239)	363,636	363,636
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(372,141)	(372,141)	1,266,037	1,266,037
Other assets	(219,181)	(406,460)	262,443	437,407
Accounts payable	(67,550)	(67,550)	6,993	6,993
Accrued compensation	367,473	367,473	(492,101)	(492,101)
Other accrued liabilities	(530,823)	(530,823)	575,874	575,874
Deferred revenue	1,733,905	2,041,777	619,677	(1,178,483)

Net cash provided by operating activities	3,014,784	3,014,784	2,075,573	2,075,573
Investing activities
Purchases of short-term investments	(931,621)	(931,621)	(3,156,588)	(3,156,588)
Sales of short-term investments	—	—	1,544,705	1,544,705
Maturities of short-term investments	3,335,000	3,335,000	3,720,000	3,720,000
Purchases of property and equipment, net	(268,124)	(268,124)	(349,187)	(349,187)
Net cash paid to purchase of Objectiva Software Solutions	(403,594)	(403,594)	—	—
Proceeds from disposal of assets	—	—	1,160	1,160
Additions to software development costs	(1,881,094)	(1,881,094)	(1,652,455)	(1,652,455)

Net cash provided by (used in) investing activities	(149,433)	(149,433)	107,635	107,635
Financing activities
Principal payments under capital lease obligations	(21,063)	(21,063)	(17,351)	(17,351)
Purchase of treasury stock	(339,835)	(339,835)	(2,699,956)	(2,699,956)
Sale of treasury stock	104,035	104,035	—	—
Proceeds from issuance of common stock	663,897	663,897	116,190	116,190

Net cash provided by (used in) financing activities	407,034	407,034	(2,601,117)	(2,601,117)

Increase (decrease) in cash and cash equivalents	3,272,385	3,272,385	(417,909)	(417,909)
Effect of foreign currency on cash	4,460	4,460	50,137	50,137
Cash and cash equivalents at beginning of year	1,916,595	1,916,595	2,284,367	2,284,367

Cash and cash equivalents at end of year	$5,193,440	$5,193,440	$1,916,595	$1,916,595

Supplemental disclosure of cash flow information:
Interest paid	$2,803	$2,803	$2,654	$2,654

Income taxes paid	$24,748	$24,748	$48,928	$48,928

Capital lease obligations entered into for property and equipment	$—	$—	$109,313	$109,313

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)
Revenues:
License fees	$4,803,849	$4,285,447	$4,903,519	$5,294,606	$5,543,940	$5,128,929	$5,217,410
Services and other	2,125,338	1,993,112	2,551,367	2,567,842	2,400,265	2,286,510	2,799,988

Total revenues	6,929,187	6,278,559	7,454,886	7,862,448	7,944,205	7,415,439	8,017,398
Cost of revenues:
License fees	1,119,466	1,119,466	1,119,594	1,119,594	1,078,795	1,078,795	1,107,435
Services and other	1,566,024	1,566,024	1,920,015	1,920,015	2,081,653	2,081,653	2,461,945

Total cost of revenues	2,685,490	2,685,490	3,039,609	3,039,609	3,160,448	3,160,448	3,569,380

Gross profit	4,243,697	3,593,069	4,415,277	4,822,839	4,783,757	4,254,991	4,448,018
Operating expenses:
Research and development	1,359,866	1,359,866	1,337,634	1,337,634	1,613,984	1,613,984	1,108,324
Selling and marketing	1,923,762	1,985,908	2,255,753	2,299,518	2,082,535	1,976,649	1,959,713
General and administrative	861,221	861,221	937,742	937,742	773,927	773,927	1,051,147

Total operating expenses	4,144,849	4,206,995	4,531,129	4,574,894	4,470,446	4,364,560	4,119,184

Income (loss) from operations	98,848	(613,926)	(115,852)	247,945	313,311	(109,569)	328,834
Interest and other income, net	29,299	29,299	92,246	92,246	47,314	47,314	36,071

Income (loss) before provision for income taxes	128,147	(584,627)	(23,606)	340,191	360,625	(62,255)	364,905
Provision for income taxes	13,165	13,165	—	—	6,375	6,375	19,419

Net income (loss)	$114,982	$(597,792)	$(23,606)	$340,191	$354,250	$(68,630)	$345,486

Net income (loss) per share—basic	$0.03	$(0.15)	$(0.01)	$0.08	$0.09	$(0.02)	$0.08

Weighted average shares used in basic calculation	4,107,029	4,107,029	4,119,752	4,119,752	4,158,371	4,158,371	4,205,337

Net income (loss) per share—diluted	$0.02	$(0.15)	$(0.01)	$0.06	$0.07	$(0.02)	$0.06

Weighted average shares used in diluted calculation	5,136,575	4,107,029	4,119,752	5,341,281	5,454,155	4,158,371	5,459,680

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)
Revenues:
License fees	$4,416,549	$4,044,449	$4,522,616	$4,764,881	$4,861,165	$4,938,484	$5,004,359	$4,786,604
Services and other	843,869	719,195	955,223	855,795	1,174,813	1,284,371	1,567,505	1,644,446

Total revenues	5,260,418	4,763,644	5,477,839	5,620,676	6,035,978	6,222,855	6,571,864	6,431,050
Cost of revenues:
License fees	775,528	775,528	776,324	776,324	949,480	949,480	964,443	964,443
Services and other	689,669	689,669	741,696	741,696	941,975	941,975	1,113,852	1,113,852

Total cost of revenues	1,465,197	1,465,197	1,518,020	1,518,020	1,891,455	1,891,455	2,078,295	2,078,295

Gross profit	3,795,221	3,298,447	3,959,819	4,102,656	4,144,523	4,331,400	4,493,569	4,352,755
Operating expenses:
Research and development	928,001	928,001	903,706	903,706	957,725	957,725	1,098,519	1,098,519
Selling and marketing	1,898,367	1,923,987	2,084,817	2,101,246	2,229,625	2,154,588	2,259,161	2,104,868
General and administrative	867,079	867,079	818,025	818,025	765,289	765,289	856,642	856,642

Total operating expenses	3,693,447	3,719,067	3,806,548	3,822,977	3,952,639	3,877,602	4,214,322	4,060,029

Income (loss) from operations	101,774	(420,620)	153,271	279,679	191,884	453,798	279,247	292,726
Interest and other income, net	22,579	22,579	18,881	18,881	13,577	13,577	(37,592)	(37,592)

Income (loss) before provision for income taxes	124,353	(398,041)	172,152	298,560	205,461	467,375	241,655	255,134
Provision for income taxes	12,241	12,241	6,882	6,882	—	—	5,625	5,625

Net income (loss)	$112,112	$(410,282)	$165,270	$291,678	$205,461	$467,375	$236,030	$249,509

Net income (loss) per share—basic	$0.03	$(0.13)	$0.05	$0.09	$0.05	$0.12	$0.06	$0.06

Weighted average shares used in basic calculation	3,222,290	3,222,290	3,284,161	3,284,161	3,952,686	3,952,686	4,038,311	4,038,311

Net income (loss) per share—diluted	$0.03	$(0.13)	$0.04	$0.07	$0.04	$0.09	$0.05	$0.05

Weighted average shares used in diluted calculation	4,401,047	3,222,290	4,460,011	4,460,011	5,044,337	5,044,337	5,050,565	5,050,565

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Financial Statement Information

Short-term Investments

We have classified all of our short-term investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 2005 and 2004:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$693,189	$—	$113	$693,076
U.S. government agency obligations	362,008		224	361,784
Certificates of deposit	124,996		5	124,991

	$1,180,193	$—	$342	$1,179,851

December 31, 2004
U.S. government agency obligations	$1,532,501	$—	$1,978	$1,530,523

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2005, by contractual maturity, are shown below:

	Cost	Estimated Fair Value
Due in one year or less	$1,180,193	$1,179,851

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 Months
	Fair Value	Unrealized Losses
Commercial paper	$693,076	$113
U.S. government agency obligations	361,784	224
Certificates of deposit	124,991	5

	$1,179,851	$342

The unrealized losses on our investments are due to increased interest rates and not credit quality. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and consist of the following at December 31:

	2005	2004
Computer equipment	$947,947	$595,736
Office equipment	119,714	119,714
Office furniture and fixtures	202,551	265,483
Leasehold improvements	43,967	466,935

	1,314,179	1,447,868
Less accumulated depreciation and amortization	(525,612)	(936,550)

	$788,567	$511,318

The cost of equipment acquired under capital leases totaled $109,313 and $181,320 at December 31, 2005 and 2004, respectively, with accumulated depreciation of $60,157 and $111,538 at December 31, 2005 and 2004, respectively. In conjunction with our move to our new headquarters in April 2005, we disposed of $639,321 of leasehold improvements and office furniture and fixtures.

Deferred Revenue

The components of deferred revenue consist of the following at December 31:

	2005	2004
		(Restated)
License fees	$14,204,223	$14,820,497
Services and other	657,633	504,888

	$14,861,856	$15,325,385

4. Geographic Information

The tables below summarize our operating results by our major geographic locations in the United States and Europe:

	United States	Europe	Eliminations	Totals
Year ended December 31, 2005
Revenues	$26,419,167	$3,154,677	$—	$29,573,844

Operating income (loss)	$(180,964)	$34,248	$—	$(146,716)

Identifiable assets	$24,085,957	$—	$—	$24,085,957

	United States	Europe	Eliminations	Totals
Year ended December 31, 2004 (Restated)
Revenues	$19,576,019	$3,462,206	$—	$23,038,225

Operating income	$468,383	$137,200	$—	$605,583

Identifiable assets	$23,809,006	$202,399	$(16,666)	$23,994,739

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States	Europe	Eliminations	Totals
Year ended December 31, 2003 (Restated)
Sales to unaffiliated customers	$16,368,285	$1,405,729	$—	$17,774,014
Sales to affiliates	2,486,232	1,983,157	—	4,469,389

Revenues	$18,854,517	$3,388,886	$—	$22,243,403

Operating income (loss)	$(250,014)	$146,050	$—	$(103,964)

Identifiable assets	$17,789,626	$145,170	$(16,666)	$17,918,130

Sales attributable to the United States were made to customers located in North America, South America, Australia and Asia. Sales attributable to Europe are based on those sales generated by our French subsidiary. These sales were made to customers located in Europe, Africa and the Middle East.

5. Commitments and Guarantees

We currently lease our headquarters in Carlsbad, California that will expire June 15, 2011. Under the terms of the lease, effective approximately May 1, 2005, monthly rental payments will be increased annually by 3%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 3%. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Our offices in Milwaukee, Wisconsin and Beijing, China are under operating leases expiring on October 31, 2008 and May 20, 2009, respectively. Annual future minimum lease payments as of December 31, 2005 are as follows:

Years ending December 31,
2006	$747,702
2007	764,979
2008	708,786
2009	561,431
Thereafter	753,791

$3,536,689

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $845,480, $480,656 and $477,066, respectively.

6. Stockholders’ Equity

Stock

As of December 31, 2005, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Incentive Plans

Our stock incentive plans provide for the issuance of restricted stock, incentive stock options and non-statutory options to purchase common shares and other awards to eligible employees, officers, directors and consultants. Our 2004 Stock Incentive Plan (the “2004 Plan”) was approved at our Annual Meeting of Stockholders on April 29, 2004. The 2004 Plan provides for the issuance of up to 900,000 shares. The Compensation Committee, subject to the provisions of the 2004 Plan, determines the terms of stock purchase or stock option agreements, including vesting requirements. The maximum term of the options granted under the 2004 Plan is ten years. The exercise price of stock options under the 2004 Plan must equal at least the fair market value on the date of grant.

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

The following table summarizes stock option and restricted stock activity under all our equity incentive plans:

	Number of Shares Outstanding	Option Price Per Share	Weighted Average Exercise Price Per Share
Balance at December 31, 2003	2,177,049	$.17 – 10.00	$2.27
Granted	359,375	4.99 – 5.66	5.38
Exercised	(318,972)	.17 – 4.75	2.08
Canceled	(140,532)	.17 – 5.66	4.16

Balance at December 31, 2004	2,076,920	$.67 – $10.00	$2.76
Granted	510,800	.00 – 7.65	4.76
Exercised	(111,999)	.67 – 4.69	2.34
Canceled	(93,699)	1.50 – 6.50	3.40

Balance at December 31, 2005	2,382,022	$.00 – $10.00	$3.18

As of December 31, 2005, 98,525 shares were available for future issuance. Following is a breakdown of the stock options and restricted stock outstanding and exercisable as of December 31, 2005:

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$.00 – $1.50	631,350	5.35	$1.24	544,050	$1.44
$1.59 – $3.00	655,031	4.34	2.12	655,031	2.12
$3.13 – $10.00	1,095,641	7.80	4.94	997,291	4.80

Total or Average	2,382,022	6.20	$3.18	2,196,372	$3.17

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. As of December 31, 2005, 102,566 shares were available for issuance.

7. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
United States	$6,998	$244,651	$(197,700)
Foreign	51,216	378,377	146,050

	$58,214	$623,028	$(51,650)

The provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
Foreign	38,959	24,748	48,928

	38,959	24,748	48,928
Deferred (credit):
Federal	—	—	30,000

	$38,959	$24,748	$78,928

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004	2003
		(Restated)	(Restated)
Deferred tax assets:
Operating loss carryforwards	$3,572,100	$2,981,000	$2,431,700
Tax credits	918,500	879,500	724,700
Accrued liabilities	468,600	442,300	506,200
Excess book depreciation	10,000	4,700	—
Deferred revenue	—	1,287,700	1,071,600

Total deferred tax assets	4,969,200	5,595,200	4,734,200

Deferred tax liabilities:
Computer software development costs expensed for tax	(676,500)	(1,281,200)	(914,000)
Document Sciences Europe earnings & profits	—	(152,500)	—
Excess tax depreciation	—	—	(36,900)

Total deferred tax liabilities	(676,500)	(1,433,700)	(950,900)

Net deferred tax assets	4,292,700	4,161,500	3,783,300
Valuation allowance	4,017,700	3,886,500	3,508,300

Net deferred tax asset	$275,000	$275,000	$275,000

At December 31, 2005, we had net deferred tax assets of $4.3 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have a valuation allowance of $4.0 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized within the next twelve months. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of these net deferred tax assets. Examples of future events that may occur which would make the realization of such assets not likely are a lack of taxable income resulting from poor operating results.

At December 31, 2005, we have federal and state net operating loss carryforwards of approximately $10.1 million and $2.1 million, respectively, that will begin expiring in 2018 unless previously utilized. At December 31, 2005, we have federal and state research and development tax credit carryforwards of approximately $607,000 and $214,900, respectively, that will begin expiring in 2012 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

We do not provide for income taxes which would be payable if undistributed earnings of our Chinese subsidiary were remitted because we consider these earnings to be permanently reinvested. As of December 31, 2005, the undistributed earnings of this foreign subsidiary are approximately $1.2 million.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 2005, 2004 and 2003 to income before income taxes are as follows:

	December 31,
	2005	2004	2003
		(Restated)	(Restated)
Provision at statutory rate	$20,375	$218,060	$(18,078)
Benefit for graduated rates	(582)	(6,230)	517
Increase (decrease) in valuation allowance	131,200	378,200	256,217
Permanent differences and other	(112,034)	(565,282)	(159,728)

Provision (benefit) for income taxes	$38,959	$24,748	$78,928

8. Employee Retirement Plan

401(k) Plan

We have an employee savings and retirement plan (401(k) Plan) that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee’s compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee’s interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 2005, 2004 and 2003, we made discretionary contributions of $340,734, $313,996 and $324,290, respectively.

9. Financial Statements and Supplementary Data

Supplementary interim financial information is presented as follows (unaudited):

	Quarters ended
2005	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)
Revenues	$6,278,559	$7,862,448	$7,415,439	$8,017,398
Cost of revenues	2,685,490	3,039,609	3,160,448	3,569,380
Gross profit	3,593,069	4,822,839	4,254,991	4,448,018
Net income (loss)	(597,792)	340,191	(68,630)	345,486
Basic income (loss) per share (1)	(0.15)	0.08	(0.02)	0.08
Diluted income (loss) per share (1)	(0.15)	0.06	(0.02)	0.06

2004	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$4,763,644	$5,620,676	$6,222,855	$6,431,050
Cost of revenues	1,465,197	1,518,020	1,891,455	2,078,295
Gross profit	3,298,447	4,102,656	4,331,400	4,352,755
Net income (loss)	(410,282)	291,678	467,375	249,509
Basic income (loss) per share (1)	(0.13)	0.09	0.12	0.06
Diluted income (loss) per share (1)	(0.13)	0.07	0.09	0.05

(1)	Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.

SCHEDULE II

DOCUMENT SCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2003
Allowance for doubtful accounts	$333,566	$404,403	$40,496	$697,473
Year Ended December 31, 2004
Allowance for doubtful accounts	697,473	—	190,972	506,501
Year Ended December 31, 2005
Allowance for doubtful accounts	506,501	—	166,832	339,669

S-1