Form 10-Q
period 2006-03-31
DOCUMENT SCIENCES CORP
filed 2006-05-15
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 15, 2006, there were 4,248,211 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$5,440,182	$6,692,642
Short-term investments	1,463,179	1,179,851
Accounts receivable, net	8,138,048	7,564,929
Other current assets	1,369,671	1,666,382

Total current assets	16,411,080	17,103,804
Property and equipment, net	771,281	788,567
Software development costs, net	1,460,366	1,698,394
Goodwill, net	4,495,192	4,495,192

Total assets	$23,137,919	$24,085,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,309	$160,160
Accrued compensation	1,117,472	1,719,869
Other accrued liabilities	522,304	445,659
Deferred revenue	14,642,931	14,861,856

Total current liabilities	16,567,016	17,187,544

Obligations under capital leases	22,315	27,521

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,326	4,315
Treasury stock	(344,858)	(344,858)
Additional paid-in capital	13,396,365	13,258,962
Accumulated other comprehensive (loss) income	(902)	18
Retained deficit	(6,506,343)	(6,047,545)

Total stockholders’ equity	6,548,588	6,870,892

Total liabilities and stockholders’ equity	$23,137,919	$24,085,957

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues:
License fees	$5,350,769	$4,285,447
Services and other	2,434,154	1,993,112

Total revenues	7,784,923	6,278,559
Cost of revenues:
License fees	1,178,595	1,119,466
Services and other	2,579,206	1,566,024

Total cost of revenues	3,757,801	2,685,490

Gross margin	4,027,122	3,593,069
Operating expenses:
Research and development	1,293,376	1,359,866
Selling and marketing	2,328,574	1,985,908
General and administrative	920,330	861,221

Total operating expenses	4,542,280	4,206,995

Loss from operations	(515,158)	(613,926)
Interest and other income, net	59,394	29,299

Loss before provision for income taxes	(455,764)	(584,627)
Provision for income taxes	3,034	13,165

Net loss	$(458,798)	$(597,792)

Net loss per share - basic	$(0.11)	$(0.15)

Weighted average shares used in basic calculation	4,219,544	4,107,029

Net loss per share - diluted	$(0.11)	$(0.15)

Weighted average shares used in diluted calculation	4,219,544	4,107,029

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(458,798)	$(597,792)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	54,752	70,346
Amortization of software development costs	238,028	460,011
Provision for doubtful accounts	(21,478)	(31,842)
Stock-based compensation expense	87,393	—
Changes in operating assets and liabilities:
Accounts receivable	(551,641)	1,447,041
Other assets	296,711	(11,953)
Accounts payable	124,149	(133,149)
Accrued compensation	(602,397)	(134,414)
Other accrued liabilities	76,645	(145,869)
Deferred revenue	(218,925)	79,971

Net cash (used in) provided by operating activities	(975,561)	1,002,350
Investing activities
Purchases of short-term investments	(1,199,248)	(607,939)
Maturities of short-term investments	915,000	1,000,000
Purchases of property and equipment, net	(37,466)	(139,068)

Net cash (used in) provided by investing activities	(321,714)	252,993
Financing activities
Principal payments under capital lease obligations	(5,206)	(5,205)
Issuance of common stock	50,021	69,969

Net cash provided by financing activities	44,815	64,764

Increase (decrease) in cash and cash equivalents	(1,252,460)	1,320,107
Effect of foreign currency on cash	—	(33,202)
Cash and cash equivalents at beginning of period	6,692,642	5,193,440

Cash and cash equivalents at end of period	$5,440,182	$6,480,345

Supplemental disclosure of cash flow information:
Interest paid	$724	$724

Income taxes paid	$3,034	$13,165

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

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

Our contracts do not provide for specific upgrades. In addition, our standard contracts do not provide for rights of return or conditions of acceptance; however, in cases where acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained.

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

Note C - Computation of Net Income (Loss) Per Share

We present our net income (loss) per share information in accordance with Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share (EPS). Basic EPS is computed by dividing income or loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Basic EPS excludes any dilutive effects of options.

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 23,577 and 150,354 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended March 31, 2006 and 2005, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding used in basic earnings per share calculation	4,219,544	4,107,029
Effect of dilutive stock options	0	0

Shares used in diluted earnings per share	4,219,544	4,107,029

Note D - Stock-Based Compensation

Stock Plan Activity

Our stock incentive plans provide for the issuance of restricted stock, incentive stock options and non-statutory options to purchase common shares and other awards to eligible employees, officers, directors and consultants. Our 2004 Stock Incentive Plan (the “2004 Plan”) was approved at our Annual Meeting of Stockholders on April 29, 2004. The 2004 Plan provides for the issuance of up to 900,000 shares. The Compensation Committee, subject to the provisions of the 2004 Plan, determines the terms of the restricted stock and stock option agreements, including vesting requirements. In general, stock grants vest over a four year period. The maximum term of the options granted under the 2004 Plan is ten years. The exercise price of stock options under the 2004 Plan must equal at least the fair market value on the date of grant.

Our previous plans, the 1993 and 1995 Stock Option Plans, have been replaced by the 2004 Plan and no additional awards may be granted there under. These plans had provided for the issuance of up to 2,279,250 shares and had been amended to provide for the issuance of an additional 2,100,000 shares. There are no shares subject to outstanding options from the 1993 Plan as of December 31, 2004. The 1995 Plan has options exercisable through January 26, 2014.

The following table summarizes stock option and restricted stock activity under all our equity incentive plans:

	Number of Shares Outstanding	Option Price Per Share	Weighted Average Exercise Price Per Share
Balance at December 31, 2005	2,382,022	$.00 – 10.00	$3.18
Granted	12,100	.00	.00
Exercised	(10,643)	.67 – 5.50	4.70
Canceled	(4,200)	6.65	6.65

Balance at March 31, 2006	2,379,279	$.00 – 10.00	$3.17

As of March 31, 2006, 90,625 shares were available for future issuance. Following is a breakdown of the stock options and restricted stock outstanding and exercisable as of March 31, 2006:

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$.00 – $1.50	642,250	4.14	$1.22	542,850	$1.45
$1.59 – $3.00	654,788	4.10	2.12	654,788	2.12
$3.13 – $10.00	1,082,241	7.54	4.93	994,804	4.81

Total or Average	2,379,279	5.67	$3.16	2,192,442	$3.17

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. As of March 31, 2006, 102,566 shares were available for issuance.

Adoption of SFAS No. 123

On January 1, 2006, we adopted SFAS 123(R) Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated income statement. SFAS 123(R) supersedes our previous accounting under the provisions of SFAS 123, Accounting for Stock-Based Compensation. As permitted by SFAS 123, we measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $28,000, or $0.01 per share (basic and diluted). There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005.

The following table summarizes stock-based compensation expense related to employee stock options and stock purchases under SFAS 123(R) for the three months ended March 31, 2006 which was allocated as follows:

Cost of sales	$16,000
Research and development	4,000
Selling, general and administrative	8,000

Total	$28,000

On December 22, 2005, of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans for those employees and directors with more than one year of service with the Company, effective December 22, 2005. The decision to accelerate the vesting of these outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $1.5 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. Beginning in late 2005, stock option grants issued under our existing stock incentive plans were reduced and replaced with grants of restricted stock.

We use the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected Life of Options	5.68 years	7 years
Expected volatility	85%	70%
Risk-free interest rates	4.4%	4.0%
Dividend yields	0%	0%

In determining fair value, we used the following criteria:

Expected Term. The expected term of options granted represents the period of time that the option is expected to be outstanding. We estimate the expected term of the option grants based on historical exercise patterns that are believed to be representative of future behavior as well as other various factors. When and if applicable we use separate groups of employees that have similar historical exercise behavior for valuation purposes.

Expected Volatility. We estimate our volatility using our historical share price performance over the expected life of the options, which management believes is materially indicative of expectations about expected future volatility.

Risk-Free Interest Rate. We use risk-free interest rates in the Black-Scholes option valuation model that are based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options.

Dividend Rate. We do not issue dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to the date of adoption of SFAS No. 123R, we accounted for forfeitures as they occurred.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on our operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows for the three months ended March 31, 2005:

Net loss as reported	$(597,792)
Deduct stock-based compensation expense	(279,909)

Pro forma net loss	$(877,701)

Adjusted pro forma basic and diluted net loss per share	$(0.21)

Nonvested Shares

A summary of the status of our nonvested stock options issued under the plan for the three months ended March 31, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2005	98,350	$6.35
Granted	0	.00
Vested	(6,713)	6.32
Canceled	(4,200)	6.65

Nonvested shares outstanding at March 31, 2006	87,437	$6.34

As of March 31, 2006, there was approximately $154,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.32 years. During the three months ended March 31, 2006, we recognized approximately $28,000 in compensation expense related to nonvested shares.

A summary of the status of our nonvested restricted stock issued under the plan for the three months ended March 31, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2005	87,300	$7.36
Granted	12,100	7.60
Vested	0.00
Canceled	0.00

Nonvested shares outstanding at March 31, 2006	99,400	$7.39

As of March 31, 2006, there was approximately $630,000 of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.67 years. During the three months ended March 31, 2006, we recognized approximately $59,000 in compensation expense related to nonvested restricted stock.

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

Our contracts do not provide for specific upgrades. In addition, our standard contracts do not provide for rights of return or conditions of acceptance; however, in cases where acceptance criteria are provided, revenue is deferred and not recognized until all conditions are satisfied and written customer acceptance is obtained.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, we had net deferred tax assets of $4.3 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $4.0 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2006. As a result of our assessment at March 31, 2006, our net deferred tax asset remained at $275,000.

Accounting Change. On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123(R) (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated income statement. SFAS 123(R) supersedes our previous accounting under the provisions of SFAS 123, Accounting for Stock-Based Compensation. Through December 31, 2005, as permitted by SFAS 123, we accounted for equity-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

On December 22, 2005, of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans for those employees and directors with more than one year of service with the Company, effective December 22, 2005. The decision to accelerate the vesting of these outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS No. 123(R). We estimate that the acceleration eliminated approximately $1.5 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. Beginning in late 2005, stock option grants issued under our existing stock incentive plans were reduced and replaced with grants of restricted stock.

We recognized approximately $28,000 of compensation expense associated with stock options resulting from the adoption of SFAS No. 123(R) during the three months ended March 31, 2006. In addition, we recognized approximately $59,000 of compensation expense associated with restricted stock during the same period. As a result of Board of Directors decisions as previously discussed, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or our net income for the three months ended March 31, 2006. We do not currently expect this change in accounting to significantly impact our future results of operations; however, we do expect equity-based compensation expense to increase over the next several years because of the incremental expense that will be recognized each year as our Board of Directors grants additional awards. As of March 31, 2006, there was approximately $154,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.32 years. In addition, as of March 31, 2006, there was approximately $630,000 of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.67 years.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues:
License fees	69%	68%
Services and other	31	32

Total revenues	100	100

Cost of revenues:
License fees	15	18
Services and other	33	25

Total cost of revenues	48	43

Gross profit	52	57

Operating expenses:
Research and development	17	22
Selling and marketing	30	31
General and administrative	12	14

Total operating expenses	59	67

Loss from operations	(7)	(10)
Interest and other income, net	1	—

Loss before income taxes	(6)	(10)
Provision for income taxes	—	—

Net loss	(6)%	(10)%

Revenues

Our revenues are divided into two categories based upon the sources from which they are derived: (i) term-based licenses and perpetual licenses and related annual renewal license and support fees, and (ii) services and other revenues. License fees consist primarily of fees for the first year of use of our products and annual renewal license and PCS fees. Services and other revenues consist of fees for consulting, software outsourcing, application development and training services performed by us as well as miscellaneous other operational revenues. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally. The following table summarizes revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended March 31,
	2006		2005
License fees	$5,351	25%	$4,286	6%
Services and other	2,434	22	1,993	177

Total revenues	$7,785	24%	$6,279	32%

Cost of Revenues

Cost of initial license fees. Cost of license fees includes amortization of previously capitalized software development costs, costs of third party software, employee related costs for distribution personnel and technical support staff and product packaging. Costs of services and other consist principally of the employee related costs of our consulting and training staff. The following table summarizes cost of revenues (in thousands) and the percentage change over the previous quarter for the period indicated:

	Three Months Ended March 31,
	2006		2005
License fees	$1,179	5%	$1,119	44%
Services and other	2,579	65	1,566	127

Total cost of revenues	$3,758	40%	$2,685	83%

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

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended March 31,
	2006		2005
Research and development	$1,293	(5)%	$1,360	47%
Selling and marketing	2,329	17	1,986	3
General and administrative	920	7	861	(1)

Total operating expenses	$4,542	8%	$4,207	13%

Other items

Interest and other income, net. Interest and other income, net is composed of interest income from cash and cash equivalents and proceeds from short-term investment disposals, offset by interest expense related to capital leases and proceeds from disposals of fixed assets.

Provision for income taxes. Provision for income taxes reflects the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

The 25% increase in license fee revenue in the first quarter of 2006 over the comparable 2005 period was primarily due to higher initial sales of our xPression Enterprise Suite and increased PCS revenues from our increasing base of licensed software users, somewhat offset by reduced sales in our older Autograph suite.

First quarter 2006 services and other revenues increased 22% over first quarter 2005 amounts. The majority of the increase was from the delivery of implementation and other services to customers who have licensed our xPression software. Consulting services provided by our Objectiva subsidiary also contributed to the quarterly increase.

The 5% increase in license fees cost of revenue in the first quarter of 2006 was primarily due to increases in personnel costs of approximately $200,000 over the comparable 2005 quarter, as additional staff was required to support our expanding customer base and product set, and an increase of approximately $50,000 in software royalties, offset by a decrease of approximately $220,000 in software amortization related to older products now fully amortized.

Services and other cost of revenues in the first quarter of 2006 increased by 65% over the first quarter of 2005 due to an increase in personnel related costs and management required to sustain existing projects and to staff anticipated new projects. Staffing increased from 37 employees at the end of the first quarter of 2005 to 64 at the end of 2006’s first quarter. Salary and salary related costs accounted for approximately 92% of the total cost increase. Increased facility costs related to our new headquarters facility, outside consultant costs, travel and communication costs also contributed to the percentage growth in services costs in excess of the percentage growth in services revenues.

The 5% decrease in first quarter 2006 research and development costs from the comparable quarter in 2005 was primarily due to a decrease in staffing costs related to reduced staffing for our Autograph products.

The 17% increase in first quarter 2006 selling and marketing expenses over the 2005 quarter was primarily due to increases in salary and salary related costs, which accounted for 43% of the 17% increase, and sales representative commissions, which accounted for 37% of the 17% increase.

The 7% increase in first quarter 2006 general and administrative expenses over the 2005 quarter was primarily composed of salary and salary related expense increases, offset by consulting and travel and entertainment decreases.

Interest and other income, net in the first quarter of 2006 increased by approximately $30,000 over the comparable 2005 quarter due to higher interest income due to improved interest rates on invested cash balances.

The first quarter provisions for income taxes in 2006 and 2005 relate to foreign taxes. We will continue to assess the likelihood of realization of our federal and state net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

At March 31, 2006, we had $6.9 million in cash, cash equivalents and short-term investments. This is a decrease of $969,000 from December 31, 2005. Cash decreased during the quarter mainly due to the loss for the quarter and to the decrease in accrued compensation related to the payment of year-end merit bonuses.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. Lease commitments for the next five years are $751,933, $769,338, $675,822, $527,346 and $517,251, respectively.

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

Our actual results could differ materially from those discussed herein due to a number of factors, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of that statement. We undertake no obligation to publicly release the results of any revision of the forward-looking statements.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $929,000 and $1.3 million for the three months ended March 31, 2006 and 2005, respectively, representing 12% and 21% of our total revenues, respectively.

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

We derived a substantial percentage of our license revenue from two product lines in 2005. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software and xPresso software, as well as continued customer acceptance of Compose, DLS and related products.

Revenues from end users in the insurance industry accounted for 43% of total revenues in the first quarter of 2006. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales accounted for 16% and 19% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.

We license our products in Europe through VARs. Revenues generated by these activities were $742,000 and $766,000 for the three months ended March 31, 2006 and 2005, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated by these Xerox affiliates and Objectiva were $469,000 and $396,000 for the three months ended March 31, 2006 and 2005, respectively.

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

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposures are related to U.S. Dollar to Euro and U.S. Dollar to Chinese Yuan conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected second quarter 2006 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2006. Declines in interest rates over time will, however, reduce our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and currently maintain disclosure controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that any control or procedure, no matter how well designed and functioning, can provide only reasonable, but not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Additionally, the design of any system of controls is partially based upon certain assumptions of the likelihood of future events, and there can be no assurance that any design will achieve its stated goals under all potential future conditions. Over time, controls may become inadequate because of changing conditions, or the degree of compliance with policies and procedures may deteriorate. Consequently, because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and not be detected

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Document Sciences required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the most recent fiscal quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Amended and Restated Bylaws.
4.1	(2)	Specimen Stock Certificate.
4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(3)	Form of Software License and Software Support Agreement.
10.3	(3)	Form of Professional Services Agreement.
10.4	(3)	Form of Value Added Reseller Agreement.
10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.
10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.
10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.
10.9	(7)	2004 Stock Incentive Plan.
10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
10.11	(9)	Lease for New Principal Facilities.
10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.
10.13	(11, #)	John L. McGannon Employment Agreement.
10.14	(11, #)	Daniel Fregeau Employment Agreement.
10.15	(11, #)	Nasser Barghouti Employment Agreement.
10.16	(11, #)	Peter Riccio Employment Agreement.
10.17	(11, #)	J. Douglas Winter Employment Agreement.
10.18	(11, #)	Tao Ye Employment Agreement.
10.19	(12, #)	Hakan Akbas Employment Agreement.
14.1	(7)	Code of Conduct.
31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation
(Registrant)

Date: May 15, 2006	/s/ John L. McGannon
John L. McGannon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd W. Schmidt
Todd W. Schmidt
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Amended and Restated Bylaws.
4.1	(2)	Specimen Stock Certificate.
4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(3)	Form of Software License and Software Support Agreement.
10.3	(3)	Form of Professional Services Agreement.
10.4	(3)	Form of Value Added Reseller Agreement.
10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.
10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.
10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.8	(6)	Development Services and Referral Agreement Between Objective Software Solutions, Inc. and the Registrant dated January 16, 2004.
10.9	(7)	2004 Stock Incentive Plan.
10.10	(8)	Stock Purchase Agreement Between Objective Software Solutions, Inc. and the Registrant.
10.11	(9)	Lease for New Principal Facilities.
10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.
10.13	(11, #)	John L. McGannon Employment Agreement.
10.14	(11, #)	Daniel Fregeau Employment Agreement.
10.15	(11, #)	Nasser Barghouti Employment Agreement.
10.16	(11, #)	Peter Riccio Employment Agreement.
10.17	(11, #)	J. Douglas Winter Employment Agreement.
10.18	(11, #)	Tao Ye Employment Agreement.
10.19	(12, #)	Hakan Akbas Employment Agreement.
14.1	(7)	Code of Conduct.
31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.