Form 10-Q
period 2006-06-30
DOCUMENT SCIENCES CORP
filed 2006-08-11
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, there were 4,276,430 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$5,301,084	$6,692,642
Short-term investments	1,295,144	1,179,851
Accounts receivable, net	8,493,234	7,564,929
Other current assets	1,509,402	1,666,382

Total current assets	16,598,864	17,103,804
Property and equipment, net	755,100	788,567
Software development costs, net	1,222,338	1,698,394
Goodwill, net	4,495,192	4,495,192

Total assets	$23,071,494	$24,085,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$441,988	$160,160
Accrued compensation	1,175,802	1,719,869
Other accrued liabilities	499,998	445,659
Deferred revenue	13,937,378	14,861,856

Total current liabilities	16,055,166	17,187,544
Obligations under capital leases	17,110	27,521
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,360	4,315
Treasury stock	(275,999)	(344,858)
Additional paid-in capital	13,633,533	13,258,962
Accumulated other comprehensive income (loss)	(542)	18
Retained deficit	(6,362,134)	(6,047,545)

Total stockholders’ equity	6,999,218	6,870,892

Total liabilities and stockholders’ equity	$23,071,494	$24,085,957

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License fees	$5,382,716	$5,294,606	$10,733,485	$9,580,053
Services and other	3,076,578	2,567,842	5,510,732	4,560,954

Total revenues	8,459,294	7,862,448	16,244,217	14,141,007
Cost of revenues:
License fees	1,040,640	1,119,594	2,219,235	2,239,060
Services and other	2,411,821	1,920,015	4,991,027	3,486,039

Total cost of revenues	3,452,461	3,039,609	7,210,262	5,725,099

Gross margin	5,006,833	4,822,839	9,033,955	8,415,908
Operating expenses:
Research and development	1,472,422	1,337,634	2,765,798	2,697,500
Selling and marketing	2,388,548	2,299,518	4,717,122	4,285,426
General and administrative	1,048,768	937,742	1,969,098	1,798,963

Total operating expenses	4,909,738	4,574,894	9,452,018	8,781,889

Income (loss) from operations	97,095	247,945	(418,063)	(365,981)
Interest and other income, net	49,465	92,246	108,859	121,545

Income (loss) before income taxes	146,560	340,191	(309,204)	(244,436)
Provision for income taxes	2,351	—	5,385	13,165

Net income (loss)	$144,209	$340,191	$(314,589)	$(257,601)

Net income (loss) per share - basic	$0.03	$0.08	$(0.07)	$(0.06)

Weighted average shares used in basic calculation	4,250,625	4,119,752	4,235,085	4,113,391

Net income (loss) per share - diluted	$0.03	$0.06	$(0.07)	$(0.06)

Weighted average shares used in diluted calculation	5,372,663	5,341,281	4,235,085	4,113,391

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(314,589)	$(257,601)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	111,068	135,342
Loss on disposal of fixed assets	—	13,475
Amortization of software development costs	476,056	933,407
Provision for doubtful accounts	18,432	(92,937)
Stock-based compensation expense	208,982	—
Changes in operating assets and liabilities:
Accounts receivable	(946,737)	1,152,150
Other assets	156,980	(120,024)
Accounts payable	281,828	93,616
Accrued compensation	(544,067)	28,418
Other accrued liabilities	54,339	(108,040)
Deferred revenue	(924,478)	(1,304,567)

Net cash (used in) provided by operating activities	(1,422,186)	473,239
Investing activities
Purchases of short-term investments	(1,355,853)	(3,075,911)
Maturities of short-term investments	1,240,000	2,175,000
Purchases of property and equipment, net	(77,601)	(478,818)

Net cash used in investing activities	(193,454)	(1,379,729)
Financing activities
Principal payments under capital lease obligations	(10,411)	(10,410)
Sale of treasury stock	68,859	36,859
Issuance of common stock	165,634	72,722

Net cash provided by financing activities	224,082	99,171

Decrease in cash and cash equivalents	(1,391,558)	(807,319)
Effect of foreign currency on cash	—	(54,692)
Cash and cash equivalents at beginning of period	6,692,642	5,193,440

Cash and cash equivalents at end of period	$5,301,084	$4,331,429

Supplemental disclosure of cash flow information:
Interest paid	$1,448	$1,448

Income taxes paid	$5,385	$13,165

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 35,455 and 20,577 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the six and three months ended June 30, 2006, respectively, and 95,107 and 54,389 shares were excluded for the six months ended June 30, 2006 and 2005, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding used in basic earnings per share calculation	4,250,625	4,119,752	4,235,085	4,113,391
Effect of dilutive stock options	1,122,038	1,221,529	—	—

Shares used in diluted EPS calculation	5,372,663	5,341,281	4,235,085	4,113,391

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

The following table summarizes stock option activity under all our equity incentive plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,294,722	$3.31
Granted	25,000	7.07
Exercised	(44,564)	3.72
Forfeited or expired	(15,825)	6.20

Outstanding at June 30, 2006	2,259,333	$3.32	5.85	$6,845,633

Exercisable at June 30, 2006	2,164,158	$3.18	5.69	$6,836,182

As of June 30, 2006, 48,250 shares were available for future issuance.

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. As of June 30, 2006, 90,322 shares were available for issuance.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $92,000, or $0.02 per share (basic and diluted). There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the six months ended June 30, 2005.

The following table summarizes stock-based compensation expense related to employee stock options and stock purchases under SFAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows:

	Three Months Ended	Six Months Ended
Cost of sales	$37,000	$53,000
Research and development	9,000	13,000
Selling, general and administrative	18,000	26,000

Total	$64,000	$92,000

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

We use the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life of options	5.68 years	7 years	5.68 years	7 years
Expected volatility	45%	47%	44%	59%
Risk-free interest rates	4.4%	6.0%	4.4%	6.0%
Dividend yields	0%	0%	0%	0%

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

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on our operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows for the three and six months ended June 30, 2005:

	Three Months	Six Months
Net income (loss) as reported	$340,191	$(257,601)
Deduct stock-based compensation expense	(402,112)	(680,927)

Pro forma net loss	$(61,921)	$(938,528)

Adjusted pro forma basic and diluted net loss per share	$(0.02)	$(0.23)

Nonvested Shares

A summary of the status of our nonvested stock options issued under the plan for the six months ended June 30, 2006 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested shares outstanding at December 31, 2005	98,350	$6.35
Granted	25,000	$7.07
Vested	(17,100)	$6.11
Forfeited	(11,075)	$6.56

Nonvested shares outstanding at June 30, 2006	95,175	$6.56

As of June 30, 2006, there was approximately $219,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.88 years. During the six months ended June 30, 2006, we recognized approximately $65,000 in compensation expense related to nonvested shares.

A summary of the status of our nonvested restricted stock issued under the plan for the six months ended June 30, 2006 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested shares outstanding at December 31, 2005	87,300	$7.36
Granted	41,100	7.23
Vested	—	.00
Forfeited	750	6.65

Nonvested shares outstanding at June 30, 2006	127,650	$7.31

As of June 30, 2006, there was approximately $757,000 of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.07 years. During the six months ended June 30, 2006, we recognized approximately $117,000 in compensation expense related to nonvested restricted stock.

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

Revenue Recognition. We derive our revenues principally from the licensing of software, post contract support fees (PCS) and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. We offer both perpetual software licenses and time-based software licenses that are required to be renewed annually. Revenues are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, we had net deferred tax assets of $4.3 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $4.0 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining $275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2006. As a result of our assessment at June 30, 2006, our net deferred tax asset remained at $275,000.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License fees	64%	67%	66%	68%
Services and other	36	33	34	32

Total revenues	100	100	100	100
Cost of revenues:
License fees	12	14	14	16
Services and other	29	25	31	25

Total cost of revenues	41	39	45	41

Gross profit	59	61	55	59
Operating expenses:
Research and development	18	17	17	19
Selling and marketing	28	29	29	30
General and administrative	12	12	12	13

Total operating expenses	58	58	58	62

Income (loss) from operations	1	3	(3)	(3)
Interest and other income, net	1	1	1	1

Income (loss) before income taxes	2	4	(2)	(2)
Provision for income taxes	—	—	—	—

Net income (loss)	2%	4%	(2)%	(2)%

Revenues

Our revenues are divided into two categories based upon the sources from which they are derived: (i) term-based licenses and perpetual licenses and related annual renewal license and support fees, and (ii) services and other revenues. License fees consist primarily of perpetual fees, fees for the first year of use of our products and annual renewal license and PCS fees. Services and other revenues consist of fees for consulting, software outsourcing, application development and training services performed by us as well as miscellaneous other operational revenues. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally. The following table summarizes revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
License fees	$5,383	2%	$5,294	11%	$10,733	12%	$9,580	9%
Services and other	3,076	20%	2,568	200%	5,511	21%	4,561	190%

Total revenues	$8,459	8%	$7,862	40%	$16,244	15%	$14,141	36%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
License fees	$1,040	(7)%	$1,120	44%	$2,219	(1)%	$2,239	44%
Services and other	2,412	26%	1,920	159%	4,991	43%	3,486	144%

Total cost of revenues	$3,452	14%	$3,040	100%	$7,210	26%	$5,725	92%

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

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Research and development	$1,472	10%	$1,338	48%	$2,766	3%	$2,698	47%
Selling and marketing	2,389	4%	2,299	9%	4,717	10%	4,285	6%
General and administrative	1,049	12%	938	15%	1,969	10%	1,799	7%

Total operating expenses	$4,910	7%	$4,575	20%	$9,452	8%	$8,782	16%

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

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005

License fee revenue for the second quarter and first six months of 2006 increased by 2% and 12%, respectively, over the comparable 2005 periods and was primarily due to higher initial sales of our xPression Enterprise Suite and increased PCS revenues from our increasing base of licensed software users, somewhat offset by reduced sales in our older Autograph suite of products.

Services and other revenues for the second quarter and first six months of 2006 increased by 20% and 21%, respectively, over the comparable 2005 periods. The majority of the increase was from the delivery of implementation and other services to customers who have licensed our xPression software. Consulting services provided by our Objectiva subsidiary also contributed to the quarterly increase.

License fees cost of revenue for the second quarter and first six months of 2006 decreased by 7% and 1%, respectively, over the comparable 2005 periods and was primarily due to decreases of approximately $235,000 and $457,000 in software amortization related to older products that are now fully amortized, offset by increases in salary-related expenses of approximately $107,000 and $301,000 and royalties of approximately $61,000 and $119,000 for the respective 2005 periods.

Services and other cost of revenues for the second quarter and first six months of 2006 increased by 26% and 43% respectively over the second quarter and first six months of 2005 due to an increase in personnel related costs and management required to sustain existing projects and to staff anticipated new projects. Worldwide staffing increased from 142 employees at the beginning of the first quarter of 2005 to 245 employees at the end of 2006’s second quarter. Salary and salary related costs accounted for over 85% of the total period over period cost increases. Increased facility costs related to our new headquarters facility, outside consultant costs, travel and communication costs also contributed to the percentage growth in services costs in excess of the percentage growth in services revenues.

Research and Development expenses for the second quarter and first six months of 2006 increased by 10% and 3% respectively over the second quarter and first six months of 2005 due primarily to a reassignment of staff to xPression product development and related staffing increases.

Sales and marketing expenses for the second quarter and first six months of 2006 increased by 4% and 10% respectively over the comparable 2005 periods primarily due to increases in salary and salary related costs, commissions and trade show expenses, offset by reduced expenses related to outside consultants.

For the second quarter and first six months of 2006, general and administrative expenses increased by 12% and 10%, respectively over the second quarter and first six months of 2005 due primarily to increases in salary and salary related expenses and costs related to being a publicly traded company.

With respect to decrease in interest and other income—net for second quarter and six months ended June 30, 2006, as compared to the second quarter and six months ended June 30, 2005, higher interest income in 2006 due to improved interest rates on invested cash balances was offset by a gain on sale of securities in the second quarter of 2005.

The quarterly provisions for income taxes in 2006 and 2005 relate to foreign taxes. We will continue to assess the likelihood of realization of our federal and state net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Trends and Factors That May Affect Future Operating Results

Our total revenues and operating results can vary, sometimes substantially, from quarter to quarter and are expected to vary significantly in the future. Our revenues and operating results are difficult to forecast. Future results will depend upon many factors, including the demand for our products and services, the level of product and price competition, the length of our sales cycle, the size, elements and timing of individual software arrangements, the delay or deferral of customer implementations, the budget cycles of our customers, our success in expanding our direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by us and our competitors, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, our ability to develop and market new products, the renewal rates for our annual software licenses, controlling costs and general domestic and international economic conditions. In addition, our sales generally reflect a relatively high amount of revenue per order, and, therefore, the loss or delay of individual orders could have a significant impact on our revenues and quarterly operating results. In addition, a significant amount of our revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

Our license fee revenues depend on when orders are received from and shipped to customers; however, because of our revenue recognition policies, our customers’ implementation schedules and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. The timing of receipt of these license fees is also difficult to predict because of the length of our sales cycle. For Autograph products, our sales cycle is typically three to nine months from initial contact. For xPression products, our sales cycle is typically six months to over one year from initial contact. Because our operating expenses are based on anticipated revenue trends and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

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

At June 30, 2006, we had $6.6 million in cash, cash equivalents and short-term investments. This is a decrease of $1.3 million from December 31, 2005. Total depreciation and amortization expense for the six months ended June 30, 2006 was $587,000, mainly resulting from the amortization of software development costs. Cash decreased during the six month period due to an increase in accounts receivable of $947,000 and decreases in accrued compensation of $544,000 and deferred revenue of $924,000.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. Lease commitments for the next five years are $756,272, $762,421, $641,546, $505,952 and $498,931, respectively.

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

Our total revenues and operating results are difficult to forecast and can vary, sometimes substantially, from quarter to quarter, and we expect them to vary significantly in the future. Our future quarterly operating results are affected by many factors, including the following:

•	the demand for our products and services;

•	the level of product and price competition;

•	the length of our sales cycle;

•	the size, elements and timing of individual software arrangements;

•	the renewal rates for our annual software licenses;

•	the delay or deferral of customer implementations;

•	the budget cycles of our customers;

•	our success in expanding our direct sales force or indirect distribution channels;

•	the acceptance and timing of our new product introductions and enhancements, as well as those of our competitors;

•	our mix of products and services;

•	our level of international sales;

•	our ability to successfully implement our operational, growth and other strategies;

•	the activities of and acquisitions by our competitors;

•	our timing of new hires;

•	changes in foreign currency exchange rates; and

•	our ability to develop and market new products and to control costs.

Our license fee revenues depend on when orders are received from and shipped to customers. However, because of our revenue recognition policies, our customers’ implementation schedule and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in the recognition of revenue from license transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result. To the extent such expenses precede, and/or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.7 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively, representing 11% and 13% of our total revenues, respectively.

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

We derived a substantial percentage of our license revenue from two product lines in 2006 and 2005. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software and xPresso software, as well as continued customer acceptance of Compose, DLS and related products.

Revenues from end users in the insurance industry accounted for 44% of total revenues in the six months ended June 30, 2006. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales accounted for 13% and 16% for the three months ended June 30, 2006 and 2005, respectively, and 14% and 17% for the six months ended June 30, 2006 and 2005, respectively.

We license our products in Europe through VARs. Revenues generated by these activities were $731,000 and $837,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2006 and 2005.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $369,000 and $414,000 for the three months ended June 30, 2006 and 2005, respectively, and $838,000 and $810,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Our Objectiva software engineering team of 185 employees is located in a 12,000 square foot facility in Beijing, China. We are subject to a variety of risks associated with conducting operations in China, including those related to general economic conditions, regulatory changes, political unrest and potential reduced protection for our intellectual property rights. In addition to facing the difficulty of managing a large offshore organization, we must comply with a variety of laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposures are related to U.S. Dollar to Euro and U.S. Dollar to Chinese Yuan conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected third quarter 2006 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2006. Declines in interest rates over time will, however, reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 8, 2006, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
John L. McGannon	3,141,107	3,534
Thomas L. Ringer	3,139,992	4,649
Ronald S. Beard	3,141,107	3,534
Margaret A. Breya	3,141,107	3,534
Barton L. Faber	3,139,992	4,649
Colin J. O’Brien	3,139,992	4,649

In addition, the following proposals were voted on at our Annual Meeting:

	Affirmative Votes	Negative Votes	Abstain	Broker Non-votes
1. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006.	3,134,096	10,245	300	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Stock Certificate.

4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1 (2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2 (3)	Form of Software License and Software Support Agreement.

10.3 (3)	Form of Professional Services Agreement.

10.4 (3)	Form of Value Added Reseller Agreement.

10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7 (5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8 (6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9 (7)	2004 Stock Incentive Plan.

10.10 (8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11 (9)	Lease for New Principal Facilities.

10.12 (10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13 (11, #)	John L. McGannon Employment Agreement.

10.14 (11, #)	Daniel Fregeau Employment Agreement.

10.15 (11, #)	Nasser Barghouti Employment Agreement.

10.16 (11, #)	J. Douglas Winter Employment Agreement.

10.17 (11, #)	Tao Ye Employment Agreement.

10.18 (12, #)	Hakan Akbas Employment Agreement.

14.1 (7)	Code of Conduct.

31.1 (*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: August 11, 2006	/s/ John L. McGannon
John L. McGannon President and Chief Executive Officer (Principal Executive Officer)

/s/ Todd W. Schmidt
Todd W. Schmidt Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Stock Certificate.

4.2 (3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1 (2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2 (3)	Form of Software License and Software Support Agreement.

10.3 (3)	Form of Professional Services Agreement.

10.4 (3)	Form of Value Added Reseller Agreement.

10.5 (4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6 (4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7 (5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8 (6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9 (7)	2004 Stock Incentive Plan.

10.10 (8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11 (9)	Lease for New Principal Facilities.

10.12 (10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13 (11, #)	John L. McGannon Employment Agreement.

10.14 (11, #)	Daniel Fregeau Employment Agreement.

10.15 (11, #)	Nasser Barghouti Employment Agreement.

10.16 (11, #)	J. Douglas Winter Employment Agreement.

10.17 (11, #)	Tao Ye Employment Agreement.

10.18 (12, #)	Hakan Akbas Employment Agreement.

14.1 (7)	Code of Conduct.

31.1 (*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.