Form 10-Q
period 2006-09-30
DOCUMENT SCIENCES CORP
filed 2006-11-13
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 4,305,623 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$5,260,433	$6,692,642
Short-term investments	1,641,414	1,179,851
Accounts receivable, net	11,810,125	7,564,929
Other current assets	1,445,102	1,666,382

Total current assets	20,157,074	17,103,804
Property and equipment, net	744,189	788,567
Software development costs, net	984,310	1,698,394
Goodwill, net	4,495,192	4,495,192

Total assets	$26,380,765	$24,085,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471,114	$160,160
Accrued compensation	1,237,907	1,719,869
Other accrued liabilities	693,403	445,659
Deferred revenue	16,697,872	14,861,856

Total current liabilities	19,100,296	17,187,544
Obligations under capital leases	11,905	27,521
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,377	4,315
Treasury stock	(293,123)	(344,858)
Additional paid-in capital	13,803,612	13,258,962
Accumulated other comprehensive income	661	18
Retained deficit	(6,246,963)	(6,047,545)

Total stockholders’ equity	7,268,564	6,870,892

Total liabilities and stockholders’ equity	$26,380,765	$24,085,957

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License fees	$5,509,267	$5,128,929	$16,242,752	$14,708,982
Services and other	2,889,103	2,286,510	8,399,835	6,847,464

Total revenues	8,398,370	7,415,439	24,642,587	21,556,446
Cost of revenues:
License fees	966,455	1,078,795	3,185,690	3,317,855
Services and other	2,471,598	2,081,653	7,462,625	5,567,692

Total cost of revenues	3,438,053	3,160,448	10,648,315	8,885,547

Gross margin	4,960,317	4,254,991	13,994,272	12,670,899
Operating expenses:
Research and development	1,590,614	1,613,984	4,356,412	4,311,484
Selling and marketing	2,313,439	1,976,649	7,030,561	6,262,075
General and administrative	975,875	773,927	2,944,973	2,572,890

Total operating expenses	4,879,928	4,364,560	14,331,946	13,146,449

Income (loss) from operations	80,389	(109,569)	(337,674)	(475,550)
Interest and other income, net	60,452	47,314	169,311	168,859

Income (loss) before income taxes	140,841	(62,255)	(168,363)	(306,691)
Provision for income taxes	25,670	6,375	31,055	19,540

Net income (loss)	$115,171	$(68,630)	$(199,418)	$(326,231)

Net income (loss) per share - basic	$0.03	$(0.02)	$(0.05)	$(0.08)

Weighted average shares used in basic calculation	4,281,906	4,158,371	4,250,690	4,128,384

Net income (loss) per share - diluted	$0.02	$(0.02)	$(0.05)	$(0.08)

Weighted average shares used in diluted calculation	5,324,126	4,158,371	4,250,690	4,128,384

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(199,418)	$(326,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,551	206,686
Loss on disposal of fixed assets	—	3,475
Amortization of software development costs	714,084	1,293,822
Provision for doubtful accounts	16,261	(84,741)
Stock-based compensation expense	359,272	—
Changes in operating assets and liabilities:
Accounts receivable	(4,261,457)	(2,333,667)
Other assets	221,280	(242,019)
Accounts payable	310,954	69,863
Accrued compensation	(481,962)	601,400
Other accrued liabilities	247,744	(102,382)
Deferred revenue	1,836,016	693,836

Net cash used in operating activities	(1,066,675)	(219,958)
Investing activities
Purchases of short-term investments	(2,700,920)	(4,167,818)
Maturities of short-term investments	2,240,000	4,525,000
Purchases of property and equipment, net	(126,173)	(525,634)

Net cash used in investing activities	(587,093)	(168,452)
Financing activities
Principal payments under capital lease obligations	(15,616)	(15,616)
Purchase of treasury stock	(17,124)	—
Sale of treasury stock	68,859	36,859
Issuance of common stock	185,440	174,083

Net cash provided by financing activities	221,559	195,326

Decrease in cash and cash equivalents	(1,432,209)	(193,084)
Effect of foreign currency on cash	—	(64,456)
Cash and cash equivalents at beginning of period	6,692,642	5,193,440

Cash and cash equivalents at end of period	$5,260,433	$4,935,900

Supplemental disclosure of cash flow information:
Interest paid	$2,172	$2,172

Income taxes paid	$31,055	$19,540

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 78,301 and 25,971 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended September 30, 2006 and 2005, respectively, and 55,861 and 21,881 shares were excluded for the nine months ended September 30, 2006 and 2005, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding used in basic earnings per share calculation	4,281,906	4,158,371	4,250,690	4,128,384
Effect of dilutive stock options	1,042,220	—	—	—

Shares used in diluted EPS calculation	5,324,126	4,158,371	4,250,690	4,128,384

Note D - Stockholders’ Equity

On August 1, 2006, the Company announced that the Board of Directors had authorized it to repurchase up to $1,000,000 of its common stock in open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time. The Company expects to complete the repurchase program within one year, unless market conditions change significantly or the program is terminated sooner by the Board of Directors.

As of September 30, 2006, the Company had purchased 2,762 shares at an average price of $6.20 per share, including fees and commissions.

Note E - Stock-Based Compensation

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

The following table summarizes stock option activity under all our equity incentive plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,294,722	$3.31
Granted	50,000	6.64
Exercised	(61,688)	3.69
Forfeited or expired	(122,183)	6.15

Outstanding at September 30, 2006	2,160,851	$3.21	5.30	$6,087,292

Exercisable at September 30, 2006	2,049,369	$3.03	5.09	$6,086,384

As of September 30, 2006, 134,031 shares were available for future issuance.

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. As of September 30, 2006, 90,322 shares were available for issuance.

Adoption of SFAS No. 123

On January 1, 2006, we adopted SFAS 123(R) Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $128,000, or $0.03 per share (basic). There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the nine months ended September 30, 2005.

The following table summarizes stock-based compensation expense related to employee stock options and stock purchases under SFAS 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows:

	Three Months	Nine Months
Cost of sales	$21,000	$74,000
Research and development	5,000	18,000
Selling, general and administrative	10,000	36,000

Total	$36,000	$128,000

On December 22, 2005, of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans for those employees and directors with more than one year of service with the Company, effective December 22, 2005. The decision to accelerate the vesting of these outstanding stock options was made primarily to reduce the non-cash compensation expense that we would have otherwise recorded in future periods as a result of adopting SFAS 123(R). We estimate that the acceleration eliminated approximately $1.5 million of cumulative pre-tax compensation charges that would have been recognized during 2006, 2007 and 2008 as the stock options would have continued to vest. Additionally, as a result of changes in accounting required by SFAS 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, our Board of Directors approved a substantial change in the form of awards that we grant. Beginning in late 2005, stock option grants issued under our existing stock incentive plans were reduced and replaced with grants of restricted stock.

We use the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life of options	5.68 years	7 years	5.68 years	7 years
Expected volatility	85%	52%	85%	52%
Risk-free interest rates	4.4%	6.0%	4.4%	6.0%
Dividend yields	0%	0%	0%	0%

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

Forfeitures. SFAS 123R requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to the date of adoption of SFAS 123R, we accounted for forfeitures as they occurred.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on our operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
Net loss as reported	$(68,630)	$(326,231)
Deduct stock-based compensation expense	(383,627)	(1,063,370)

Pro forma net loss	$(452,257)	$(1,389,601)

Adjusted pro forma basic and diluted net loss per share	$(0.11)	$(0.34)

Nonvested Shares

Stock Options. A summary of the status of our nonvested stock options issued under our 2004 Stock Incentive Plan for the nine months ended September 30, 2006 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested shares outstanding at December 31, 2005	98,350	$6.35
Granted	50,000	$6.64
Vested	(24,593)	$6.18
Forfeited	(12,275)	$6.54

Nonvested shares outstanding at September 30, 2006	111,482	$6.49

As of September 30, 2006, there was approximately $271,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.72 years. During the nine months ended September 30, 2006, we recognized approximately $101,000 in compensation expense related to nonvested shares.

Restricted Stock. A summary of the status of our nonvested restricted stock issued under our 2004 Stock Incentive Plan for the nine months ended September 30, 2006 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested shares outstanding at December 31, 2005	87,300	$7.36
Granted	116,100	$6.50
Vested	—	$0.00
Forfeited	(1,500)	$7.13

Nonvested shares outstanding at September 30, 2006	201,900	$6.86

As of September 30, 2006, there was approximately $1.1 million of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.89 years. During the nine months ended September 30, 2006, we recognized approximately $236,100 in compensation expense related to nonvested restricted shares.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, we had net deferred tax assets of $4.3 million. Due to the uncertainty of realizing a portion of these net deferred tax assets, we have maintained a valuation allowance of $4.0 million for net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. No valuation allowance has been recorded to offset the remaining

$275,000 of net deferred tax assets as we have determined that it is more likely than not that these assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2006. As a result of our assessment at September 30, 2006, our net deferred tax asset remained at $275,000.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License fees	66%	69%	66%	68%
Services and other	34	31	34	32

Total revenues	100	100	100	100
Cost of revenues:
License fees	12	15	13	15
Services and other	29	28	30	26

Total cost of revenues	41	43	43	41

Gross profit	59	57	57	59
Operating expenses:
Research and development	19	22	17	20
Selling and marketing	27	27	29	29
General and administrative	12	10	12	12

Total operating expenses	58	59	58	61

Income (loss) from operations	1	(2)	(1)	(2)
Interest and other income, net	—	1	—	1

Income (loss) before income taxes	1	(1)	(1)	(1)
Provision for income taxes	—	—	—	—

Net income (loss)	1%	(1)%	(1)%	(1)%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
License fees	$5,509	7%	$5,129	4%	$16,243	10%	$14,709	7%
Services and other	2,889	26%	2,286	78%	8,400	23%	6,847	139%

Total revenues	$8,398	13%	$7,415	19%	$24,643	14%	$21,556	30%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
License fees	$966	(10)%	$1,079	14%	$3,186	(4)%	$3,318	33%
Services and other	2,472	19%	2,081	121%	7,462	34%	5,568	135%

Total cost of revenues	$3,438	9%	$3,160	67%	$10,648	20%	$8,886	82%

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

General and administrative. General and administrative expenses consist of employee related costs for finance, administration, information technology and human resources, allowance for doubtful accounts and general corporate management expenses, including public company expenses, director expenses, legal fees, and accounting fees.

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Research and development	$1,591	(1)%	$1,614	69%	$4,356	1%	$4,311	55%
Selling and marketing	2,313	17%	1,977	(8)%	7,031	12%	6,262	1%
General and administrative	976	26%	774	1%	2,945	14%	2,573	5%

Total operating expenses	$4,880	12%	$4,365	13%	$14,332	9%	$13,146	15%

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

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005

License fee revenue for the third quarter and first nine months of 2006 increased by 7% and 10%, respectively, over the comparable 2005 periods and was primarily due to higher initial sales of our xPression Enterprise Suite and increased PCS revenues from our increasing base of licensed software users, partially offset by reduced sales in our older Autograph suite of products.

Services and other revenues for the third quarter and first nine months of 2006 increased by 26% and 23%, respectively, over the comparable 2005 periods. The majority of the increase was from the delivery of implementation and other services to customers who have licensed our xPression software. Consulting services provided by our Objectiva subsidiary also contributed to the quarterly increase.

License fees cost of revenue for the third quarter and first nine months of 2006 decreased by 10% and 4%, respectively, from the comparable 2005 periods and were primarily due to decreases of approximately $120,000 and $580,000 in software amortization related to older products that are now fully amortized, partially offset by increases in salary-related expenses of approximately $0 and $300,000 and royalties of approximately $70,000 and $190,000 from the respective 2005 periods.

Services and other cost of revenues for the third quarter and first nine months of 2006 increased by 19% and 34% respectively over the third quarter and first nine months of 2005 due to an increase in personnel related costs required to sustain existing projects and to staff anticipated new projects. Salary and salary related costs accounted for over 85% of the total period over period cost increases. Increased facility costs related to our new headquarters facility, outside consultant costs, travel and communication costs also contributed to the percentage growth in services costs in excess of the percentage growth in services revenues.

Research and Development expenses for the third quarter of 2006 decreased by 1% from the third quarter of 2005 and increased by 1% for the nine month periods ended September 30, 2006 over the comparable 2005 period.

Selling and marketing expenses for the third quarter and first nine months of 2006 increased by 17% and 12%, respectively over the comparable 2005 periods and were primarily due to increases of approximately $220,000 and $530,000 in salary and salary related costs, and increases in travel and entertainment, commissions and trade show expenses, offset by reduced expenses related to outside consultants and facilities costs for our European operations.

For the third quarter and first nine months of 2006, general and administrative expenses increased by 26% and 14%, respectively over the third quarter and first nine months of 2005. Included in the three and nine month periods of 2005 was a one time credit for a French VAT refund of approximately $391,000. Adjusting the 2005 totals for this amount results in general and administrative expenses for the third quarter and first nine months of 2006 decreasing by 16% and 1%, respectively, from the comparable 2005 periods. This decrease is due primarily to decreases in salary related costs and outside consulting, partially offset by increases in recruiting costs and public company expenses.

With respect to the increase in interest and other income – net for the three month period ended September 30, 2006, as compared to the three month period ended September 30, 2005, improved interest rates in 2006 on invested cash balances yielded higher interest income. Interest and other income—net for the nine month period ended September 30, 2006 was approximately equal to the balance at September 30, 2005 as a gain on sale of securities of approximately $69,000 in the second quarter of 2005 offset the improved interest income amounts recorded in 2006 over those recorded in 2005.

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

Our license fee revenues depend on when orders are received from and shipped to customers; however, because of our revenue recognition policies, our customers’ implementation schedules and the complexity of the implementation process, revenue from some software shipments may not be recognized in the same quarter as the shipment occurs. The timing of receipt of these license fees is also difficult to predict because of the length of our sales cycle. For Autograph products, our sales cycle is typically three to nine months from initial contact. For xPression products, our sales cycle is typically nine months to over one year from initial contact. Because our operating expenses are based on anticipated revenue trends and because a high percentage of our expenses are relatively fixed, a delay in the recognition of revenue from a limited number of initial license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our operating results could be materially adversely affected.

Due to the foregoing factors, revenues and operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

Our sources of cash are derived primarily from operations and sales and maturities of short-term investments. We currently do not have any debt from borrowed money. Our short-term investments are invested in U.S. government agency obligations and high quality commercial paper.

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

At September 30, 2006, we had $6,902,000 in cash, cash equivalents and short-term investments. This is a decrease of $971,000 from December 31, 2005. Cash decreased during the nine month period primarily due to an increase in accounts receivable of $4,261,000 and a decrease in accrued compensation of $482,000, partially offset by an increase in deferred revenue of $1,836,000, increases in accounts payable and other accrued liabilities of $559,000, and common stock sales totaling $254,000. Accounts receivable and the related deferred revenue typically increase significantly in the third quarter resulting from our normal invoicing for the renewal of annual license and maintenance fees for customers whose contracts expire at calendar year-end. In addition, two license agreements totaling approximately $2.5 million were recorded during the third quarter of 2006 for which we will recognize revenue over the respective terms of the arrangements.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. The following information shows future minimum rental payments required in the aggregate and for each of the five succeeding fiscal years:

	Totals	Payment Due by Period
		3 Months Ended December 31	1-3 Years	3-5 Years
Capital Lease Obligations	$32,726	$5,205	$27,521	$0
Operating Lease Obligations	2,944,413	182,947	1,446,244	1,315,222

Totals	$2,977,139	$188,152	$1,473,765	$1,315,222

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.5 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively, representing 10% and 13% of our total revenues, respectively.

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

Revenues from end users in the insurance industry accounted for 44% of total revenues in the nine months ended September 30, 2006. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales accounted for 12% and 17% for the three months ended September 30, 2006 and 2005, respectively, and 14% and 17% for the nine months ended September 30, 2006 and 2005, respectively.

We license our products in Europe through VARs. Revenues generated by these activities were $680,000 and $812,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.2 million and $2.4 million for the nine months ended September 30, 2006 and 2005.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $351,000 and $473,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Our Objectiva software engineering team and supporting staff is located in a 12,000 square foot facility in Beijing, China. We are subject to a variety of risks associated with conducting operations in China, including those related to general economic conditions, regulatory changes, political unrest and potential reduced protection for our intellectual property rights. In addition to facing the difficulty of managing a large offshore organization, we must comply with a variety of laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected fourth quarter 2006 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2006. Declines in interest rates over time will, however, reduce our interest income.

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

The following table provides information about purchases by the Company during the fiscal quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Approximate Value of Shares that May Yet be Purchased (1)
July 1-30, 2006	—	—	—	$1,000,000
August 1-31, 2006	310	$6.38	310	$998,000
September 1-30, 2006	2,452	$6.18	2,452	$982,900
Total (as of September 30, 2006)	2,762	$6.20	2,762	$982,900

(1)	On August 1, 2006, the Company announced that the Board of Directors had authorized it to repurchase up to $1,000,000 of its common stock in open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, and may, either in whole or in part, repurchase such stock through a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The Company expects to complete the repurchase program within one year, unless market conditions change significantly or the program is terminated sooner by the Board of Directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Set forth below is a list of the exhibits included as part of this Quarterly Report.

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate.

4.2(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2(3)	Form of Software License and Software Support Agreement.

10.3(3)	Form of Professional Services Agreement.

10.4(3)	Form of Value Added Reseller Agreement.

10.5(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9(7)	2004 Stock Incentive Plan.

10.10(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11(9)	Lease for New Principal Facilities.

10.12(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13(11, #)	John L. McGannon Employment Agreement.

10.14(11, #)	Daniel Fregeau Employment Agreement.

10.15(11, #)	Nasser Barghouti Employment Agreement.

10.16(11, #)	J. Douglas Winter Employment Agreement.

10.17(11, #)	Tao Ye Employment Agreement.

10.18(12, #)	Edward Calnan Employment Agreement.

14.1(7)	Code of Conduct.

31.1(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

Date: November 10, 2006	/s/ John L. McGannon
John L. McGannon President and Chief Executive Officer (Principal Executive Officer)

/s/ Todd W. Schmidt
Todd W. Schmidt Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate.

4.2(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2(3)	Form of Software License and Software Support Agreement.

10.3(3)	Form of Professional Services Agreement.

10.4(3)	Form of Value Added Reseller Agreement.

10.5(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9(7)	2004 Stock Incentive Plan.

10.10(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11(9)	Lease for New Principal Facilities.

10.12(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13(11, #)	John L. McGannon Employment Agreement.

10.14(11, #)	Daniel Fregeau Employment Agreement.

10.15(11, #)	Nasser Barghouti Employment Agreement.

10.16(11, #)	J. Douglas Winter Employment Agreement.

10.17(11, #)	Tao Ye Employment Agreement.

10.18(12, #)	Edward Calnan Employment Agreement.

14.1(7)	Code of Conduct.

31.1(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.