Form 10-K
period 2006-12-31
DOCUMENT SCIENCES CORP
filed 2007-03-20
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006 was $19,858,658.

As of March 20, 2007, there were 4,343,864 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders or a Form 10-K/A that is filed within 120 days after the close of the Registrant’s fiscal year ended December 31, 2006.

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

Foreseeable risks and uncertainties are described elsewhere in this report and in detail under “Item 1A. Risk Factors.” You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. Except as required by law, we undertake no obligation to publicly release the results of any revision of, or otherwise update, the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Document Sciences Corporation develops and markets Dynamic Content Publishing (DCP) software products that automate business-to-customer (B2C) and business-to-business (B2B) personalized customer communications. Dynamic content publishing has become increasingly important as more companies benefit from providing their customers highly-personalized documents that improve communications through the precise assembly and layout of regulated content, personal financial data and in-context one-to-one marketing information. Additional drivers for DCP adoption include the trend towards Straight Through Processing (STP), Self-Service applications, as well as ongoing technology consolidation and eBusiness adoption. Our DCP software products enable the automated generation and distribution of personalized customer communications by processing enterprise data and content assets through customizable business rules to produce high quality and highly-personalized documents that are ready to print in high-volume or on-demand, and/or to email, deliver via mobile, or fulfill in real-time over the web using XML, HTML or Adobe Systems’ (Adobe) Portable Document Format (PDF®).

Using modern enterprise-class architecture standards, our latest generation xPression™ product suite enables scalable dynamic content publishing solutions across numerous industries, including insurance, financial services, managed healthcare, manufacturing, distribution, government and commercial outsourcing. Our entire product portfolio, including our previous generation Autograph™ product family, is licensed to more than 500 customers worldwide who collectively produce over an estimated one billion personalized documents per month, operating on computing environments ranging from modern highly-scalable J2EE application server platforms such as BEA WebLogic and IBM WebSphere, distributed client/server PC/UNIX configurations, to traditional enterprise mainframe systems.

Company Formation

We were incorporated in Delaware in October 1991 as a wholly owned subsidiary of Xerox Corporation (Xerox). Following our initial public offering of stock in September 1996, Xerox ownership was reduced to approximately 62%. As a result of our tender offer and our exercise of an option to purchase additional shares from Xerox, in April 2001, Xerox’s ownership interest was reduced to 19.9%, and then on November 18, 2003, we purchased Xerox’s remaining shares in a private transaction. In 2004, we acquired Objectiva Software Solutions (Objectiva), a China-based development outsourcing company that provided us with incremental cost-effective software development capabilities as well as incremental offshore Document Factory services capacity. In early 2007, we acquired the assets of CambridgeDocs, a software company with key technology assets for XML content conversion and publishing.

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

Products

Our latest generation xPression product suite addresses a major functional area within the large and growing Enterprise Content Management (ECM) arena: Dynamic Content Publishing (DCP). During 2006, we released upgraded versions of our xPression Enterprise Edition (EE) including our new higher-performance xPublish composition engine, and this has resulted in incremental xPression installation growth to nearly 100 customers worldwide, now representing the majority of new license revenues. During 2006, we maintained the certification of our xPression product suite through EMC Software’s Designed for EMC (DFE) program to enable pre-integrated deployment within EMC Software’s Documentum install base, as well as developed new integration with IBM Filenet P8. In 2007 we plan on incremental integration with EMC Software, IBM Filenet and other ECM platforms.

In 2006 we expanded our xPression product suite and released xPression Workgroup Edition (WE) which includes expanded xPRS Server output processing functionality as well as upgraded versions of our xPresso for InDesign product, providing best-of-breed DCP application design using Adobe Creative Suite—the world’s leading desktop publishing product. xPresso provides a very user-friendly DCP application design environment using industry standard WYSIWYG tools such as Adobe InDesign. xPresso for InDesign is targeted at facilitating the development of high-value relationship statements and marketing automation applications. In addition, we also introduced xPresso for Dreamweaver, a companion product that enables the dynamic generation of richly personalized email and web content, through (Adobe) Macromedia Dreamweaver. In 2007, we plan on introducing additional xPresso design products targeted at other growth applications in the markets we serve.

We offer the right to use our products through annual licenses and perpetual licenses. We also offer post contract support and license renewal, when applicable, and training in the use of our products.

In addition, all of our software products can be complemented by our professional services organization, including offshore services provided by our China-based Document Factory, thereby enabling the delivery of cost-effective and fully-integrated functional solutions to our worldwide customer base.

Ongoing Autograph to xPression Migration

From its introduction in late 2002 through 2006, we have installed our latest generation xPression product suite in nearly 100 major accounts worldwide—both new accounts including competitive installations, as well as previous generation Autograph accounts. These installations validate our ability to migrate Autograph, as well as competitive accounts, to xPression using a scalable and reliable services delivery model. We also market packaged offerings consisting of additional software and services for further facilitating the migration of our existing Autograph customers, as well as from select competitive products, to our xPression Enterprise or Workgroup Editions. During 2007, we plan to continue actively marketing these packaged offerings to generate additional migrations from competitive or Autograph installations.

Dynamic Content Publishing

Our xPression product suite provides DCP capabilities using an open J2EE architecture. As such, our xPression products are developed in Java, adhering to J2EE open standards for compatibility with application server platforms such as BEA WebLogic, IBM WebSphere, Red Hat JBoss as well as Apache Tomcat. The xPression product suite is based on XML open standards for data and content interchange, and on the Unicode text encoding standard for worldwide language support. Because of its very open architecture and its adherence to industry standards, our xPression product suite can be tightly integrated with other enterprise applications to extend the capabilities of existing ECM platforms, customer relationship management (CRM) systems, Line-of-Business (LOB) applications, self-service web portals and other enterprise technology assets. These characteristics are most attractive to customers seeking inter-operability between their enterprise applications through adherence to open standards, which is a growing technology acquisition trend.

xPRS Server and Client products. The xPression product suite is comprised of the xPRS Server and several web-integrated client applications. The xPRS Server manages the robust document assembly and publishing process required in complex, regulated text-intensive and graphical documents such as marketing collateral, proposals, contracts, policies, statements and customer correspondence. The xPRS Server also supports several client applications that provide user interfaces for systems management (xAdmin), operational management

(xDashboard), personalized document design (xDesign and xPresso), interactive real-time document generation (xResponse) and collaborative document generation, revision and approval (xRevise). Customers can configure their xPression product suite installations with any number of xPRS servers and any number of client applications as required by the application type(s) and its performance and deployment requirements.

xAdmin and xDashboard manage all aspects of the xPression product suite configuration including access security, customer data sources and mapping, ECM content integration, document production, multi-channel output processing and distribution. xAdmin and xDashboard are designed for use by system administrators familiar with the overall operating environment. Conversely, xDesign and xPresso are designed for non-technical business users responsible for the creation and management of personalized document applications. This is accomplished using a hierarchy of content items that is created and managed using open authoring and design environments such as Adobe InDesign and Dreamweaver, the industry-standard design tools for highly-graphical documents such as marketing collateral and high-value statements, including email and web pages, as well as Microsoft Corporation’s (Microsoft) Word®, the industry-standard authoring and design tool for regulated documents such as proposals, contracts and correspondence. The support of open tools such as Microsoft Word and Adobe InDesign enables our customers to redeploy the development and maintenance of applications from their generally higher-cost IT department to the line-of-businesses responsible for the application.

xDesign manages and tracks the personalized document applications and their content items using a secure multi-user environment that supports powerful user-definable attributes (e.g. language, jurisdiction, affectivity, etc), multi-level revisioning, multi-level approval workflows and advanced content searching. xDesign enables the definition of simple or complex content assembly and business rules that control content selection and personalization based on unique customer data. The process is similar for our companion xPresso design products, but with a greater emphasis on the incorporation of rich graphical elements. Once a personalized document application has been created, validated, and approved, the xPRS Server manages the subsequent document assembly and publishing processes. These can execute in a high volume production mode, or as real-time, on-demand transactions. By leveraging the benefits of application servers, xPRS Server is highly-scalable and supports multi-threaded clustered configurations, providing high-volume as well as high-concurrency performance.

xResponse is a web browser based out-of-the-box client application that enables the on-demand generation of customer correspondence and other documents created using xDesign. xResponse features an integrated Java editor that can be used to make additional manual or exception changes to automatically pre-assembled documents. xResponse also supports web-based change tracking, approval and workflow processes to ensure continuous document integrity and compliance. The xResponse user interface is factorable and can be integrated with a CRM or other correspondence management or call center system of choice. xRevise provides more sophisticated capabilities for managing complex contract applications that require re-issuance control and a high-level of collaboration. xRevise enables the creation and management of multiple versions of a document from a common document template. Each version can vary significantly from the base template, and each version can also be personalized for individual groups of recipients. xRevise is ideal for complex master-sub contract applications.

Finally, the xPression product suite also provides extensible capabilities in the increasingly important areas of enterprise application integration (EAI) using xPRS Framework APIs as well as industry standard Web Services. Because of its open architecture and its adherence to XML standards, the xPression product suite can be tightly integrated with a wide variety of line-of-business applications such as financial administration systems, business workflow systems, as well as popular ECM platforms. To further our capabilities in the connectivity area, we also support vertical XML dialects such as the ACORD standard which has been widely adopted in the insurance-industry. Furthermore, we enhance our technical connectivity by developing strong partnerships with other open system providers in target markets. In 2007 we plan on introducing additional enterprise connectivity capabilities as additional end-user applications that can be widely deployed within an enterprise.

Composition Engine. The xPression product suite supports our new Java-based xPublish composition engine operating at scalable speeds of well over 100 pages per second per CPU—thereby providing highly-scalable processing in even the most demanding production environment. The design of the new composition engine incorporates the majority of features available in our previous generation CompuSet composition engine, including the automatic generation of multi-dimensional dynamic data driven graphics, and the support of full color text and images. It also provides significant extensions in the areas of multi-frame page layout, multi-language support including support for double-byte Asian languages and scalable multi-threaded performance. In 2007 we plan on continuing to enhance our new xPublish composition engine, including the support of incremental Output Processing functionality as well as incremental features that take full advantage of our new xPresso application design products. Optionally, the xPression product suite also supports the use of our previous generation CompuSet composition engine, thus enabling and facilitating the migration of existing Autograph applications to our xPression product suite.

The composition process is further optimized for high-volume or on-demand print, email and/or web media for multi-channel distribution. The xPression product suite supports XML and web standard HTML generation as well as a number of popular Page Description Languages (PDLs) for subsequent printing, electronic distribution and/or archive storage for future retrieval and viewing. These PDLs provide device-specific instructions for rendering text, forms, images and graphics into printable streams or into electronic documents. Output Processing capabilities include inline output stream manipulation for splitting, merging, re-sequencing, sorting, bundling and bar coding. These features are necessary for postal optimization, for the support of finishing equipment without further post-processing and for multi-channel applications that require both print and electronic (email) distribution. The PDL formats currently supported are Xerox Metacode, International Business Machines Corporation’s (IBM) AFPDS®, Hewlett-Packard Company’s PCL® and Adobe’s PostScript®, including Xerox VIPP and VPS extensions for high-volume full-color production on Xerox DocuColor and iGen product lines, and well as Adobe PDF.

In late January 2007, we completed the acquisition of CambridgeDocs, a leading provider of document transformation and repurposing technology. The acquisition of their technology represents a natural extension to Document Sciences’ customer communications management platform and adds several new components to the xPression product suite. The acquired technology will allow xPression to import and repurpose content from a plethora of widely popular formats, including Word, HTML, PDF, Excel, RTF, and Adobe FrameMaker, enabling customers to leverage the tens of thousands of documents existing throughout an enterprise without having to manually recreate the content. Document transformation and repurposing, which provides for the conversion of content in popular formats into an XML format that is readily transformable and reusable, has become increasingly important due to the proliferation of document formats. Once transformed, the content can be made available for delivery through Document Sciences xPression product suite, as well as independently through XML-based Web Services. The transformed content can also be easily classified and indexed within enterprise information portals, and aggregated, assembled and (re)published in multiple formats, including HTML, PDF, Postscript, IBM AFP, PCL and RTF, on virtually any operating system.

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

In addition to consulting services, we provide introductory and advanced-level education classes for our xPression and Autograph products at our headquarters in San Diego, our offices in Milwaukee and at customer sites. We believe that the use of our professional services enables customers to deploy our dynamic content publishing products more rapidly and more cost-effectively. In 2006 we expanded our team of Technical Directors responsible for account management and associated services revenue and significantly grew our professional services delivery. In 2007 we anticipate further growth as we continue to scale our services delivery capacity inline with demand.

Development Outsourcing Services

In addition to our software products and professional services, we also provide cost effective development outsourcing services through our subsidiary’s, Objectiva Software Solutions Inc. (Objectiva), software engineering team primarily based in Beijing, China. These software engineering services include project management, design and architecture, prototyping, coding, testing and productizing. Our Objectiva software engineering team has achieved CMM Level 3 certification, a recognized global standard for quality service delivery, as well as other vendor specific recognitions such as Microsoft MVP certified engineers. In 2006, we significantly grew our development outsourcing services and in early 2007, we expanded our offshore capacity with incremental facilities in Xian, China, and we anticipate continued investment and growth in our Objectiva software engineering outsourcing services.

Marketing and Sales

Our marketing and sales organization targets markets that require dynamic content publishing for high volume, high quality document personalization. We currently license our products worldwide using a combination of direct sales and alternative channels. In North America, we market our products primarily through a direct sales force that manages our existing base of corporate accounts, as well as targets new accounts in select market segments. Our sales account executives are provided with pre-sales technical support through qualified solution analysts. Account executives and solution analysts are located throughout North America to provide optimal coverage. In 2006 we significantly augmented our North American direct sales model including the addition of several co-selling System Integrator (SI) channels and in 2007 we plan on further growing our North American direct sales model as well as co-selling SI channels in order to augment coverage in additional target markets.

Outside of North America, we distribute our software products primarily through Value Added Reseller (VAR) channels. We market our products throughout Europe, the Middle East and Africa (EMEA) by defining EMEA specific market and product requirements, providing VAR channel management as well as providing sales and technical support. In 2006, we made further investments in our EMEA organization headquartered in London, England. We likewise support VAR channels in Australia, South America and Asia. In 2007 we plan on further growing our EMEA operations, as well as establishing facilities in Australia to focus on Asia Pacific operations.

We are also continuing to increase our development relationships and joint marketing and sales with other major companies. Current relationships include formal and informal marketing and sales alliances with EMC Software, IBM Inc., Microsoft Corporation and Xerox Corporation. These relationships provide qualified sales leads for our products and significantly extend our sales coverage and networking capabilities. In addition, we also support partner relationships with complementary technology companies as well as several insurance administration system vendors such as CSC, Fiserv, Harlosh, Solcorp and Worldgroup. We participate in joint marketing events with our key partners whenever appropriate and feasible. Furthermore, we actively market our products and solutions at industry focused trade shows, through focused regional seminars and through a variety of web marketing mechanisms, including webinars.

Research and Development

We continue to enhance our product offerings, engaging key customers and prospects to identify requirements and to prioritize specific product features. We also engage industry and technology analysts, and key partners to understand existing market trends, new target markets, and overall technology directions. In 2006 we formed a Customer Advisory Council focused at providing incremental direction for our xPression product suite. Our 2007 development roadmap addresses key requirements for tighter integration into the emerging ECM Enterprise Reference Architecture (ERA), incremental xPresso application design products targeted at new applications, and incremental xPublish capabilities to take full advantage of the breadth of our application design environments.

In general, our product development strategy is based on delivering dynamic content publishing solutions for specific types of document applications in one or more vertical markets or industries, or in identifying more horizontal applications that can be sold across many market segments. A product manager is responsible for managing the team responsible for delivering each focused offering based on requirements gathered by focused business directors. We use a structured business planning and product delivery process to guide our product development and delivery activities throughout the year. We also employ rapid prototyping to validate new product concepts, and agile development methodologies to be responsive in a rapidly-evolving technology environment.

The acquisition of Objectiva in 2004 has significantly increased our software development and innovation capacity, including our ability to respond more rapidly to unanticipated requirements driven by new technologies, new partnerships, or new business opportunities. The majority of our development is focused on our xPression product suite, including the development of our Dynamic Content Publishing Infrastructure (DCPI) which includes our new xPublish composition engine, as well as our existing and new xPresso application design products.

We continue to maintain and enhance our Autograph product line for operation on traditional platforms such as mainframe environments. These well-established products, including DLS and VC Pro, are maintained by teams that respond to customer requests for defect corrections and feature enhancements. These products are proven and feature rich, and we do not anticipate the need to significantly enhance them during 2007.

We expect to continue enhancing our existing product portfolio and to develop new products, particularly as they relate to multi-channel applications, including electronic distribution and web portals. Our development expenditures continue to be a major focus of our resources. Such expenditures, not including amounts capitalized, were $5.9 million, $5.4 million and $5.8 million in 2006, 2005 and 2004, respectively.

We can make no assurance that we will be successful in developing, introducing and marketing new products on a timely and cost-effective basis, if at all, or that such new products will achieve market acceptance. See “Item 1A. Risk Factors—Our growth depends on market acceptance of our existing products, enhancements to existing products and our introduction of new products.”

Competition

The market for dynamic content publishing products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our software products are targeted at document intensive organizations that require the ability to produce large quantities of personalized documents in paper or electronic form. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition currently comes from systems developed in-house by the internal MIS departments of large organizations where there is a reluctance to commit the time and effort necessary to convert their existing document publishing processes to our dynamic content publishing software. We also face competition from system integrators (SI) who can custom build dynamic content publishing solutions using XML or other technology.

We also face competition from DocuCorp International, Inc. in the insurance industry; Metavante in banking and financial services; Pitney Bowes Group 1 Software, Inc.; Exstream Software, Inc. and numerous other smaller competitors. Several of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition in global or regional markets and a larger installed base of customers than we do. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, key partnerships, client service and support and price.

It is also possible that we will face competition from new competitors. These include large independent software companies offering personal computer-based application software solutions, such as Microsoft and Adobe, and from large corporations providing database and content management software solutions, such as IBM, Oracle Corporation and EMC Software. In addition, Xerox, HP, Ricoh or other print-technology vendors, either directly or through affiliated entities, could become large competitors. Moreover, as the market for dynamic content publishing software develops, a number of these or other companies with significantly greater resources than ours could attempt to enter or increase their presence in the dynamic content publishing market by either acquiring or forming strategic alliances with our competitors or by increasing their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Customers

We derived 10%, 13% and 18% of our revenues through Xerox and its affiliates in 2006, 2005 and 2004, respectively. As a result, discontinuation of agreements and other business transactions that may adversely impact our relationship with Xerox could have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2006, we had 392 employees comprised of 182 in professional services and customer support, 57 in sales and marketing, 116 in research and development and 37 in finance and administration. None of our employees are represented by labor unions. We have experienced no work stoppages and believe our relationship with our employees is good. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Financial Information about Segments and Geographic Areas

The information regarding revenues and operating profit by reportable segments and revenues from unaffiliated customers by geographic region is set forth at the end of this annual report on Form 10-K under Note 3. “Geographic Information” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

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

Our growth depends on market acceptance of our existing products, enhancements to existing products and introduction of new products.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $3.4 million, $3.8 million and $4.1 million in 2006, 2005 and 2004, respectively, representing approximately 10%, 13% and 18% of our total revenues, respectively.

In November 2003, we paid $2.7 million to Xerox to repurchase the remaining 740,024 shares of Document Sciences’ common stock owned by Xerox. Since Xerox no longer has an equity interest in us, there may be less incentive in continuing to do business with us at the same level. Though we intend to continue our existing relationships with Xerox, our strategy has been, and continues to be, to lessen our dependence on Xerox. However, there can be no assurance that we will be able to do so and, because of our current level of dependence on Xerox, there can be no assurance that our plans to become more independent will not adversely affect our business, results of operations and financial condition. Our failure to maintain these relationships with Xerox or to establish new relationships in the future could have a material adverse effect on our business, operating results and financial condition.

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

The market for dynamic content publishing products is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. Our principal competition currently comes from systems developed in-house by the internal IS departments of large organizations and direct competition from numerous software vendors, including Docucorp International, Inc., InSystems Technologies, Inc., Group 1 Software, Inc., Exstream Software, Inc. and Metavante Corporation. We believe that the principal competitive factors affecting our market include product performance and functionality, ease of use, scalability, operating across multiple computer and operating system platforms, product and company reputation, client service and support and price. Although we believe that we currently compete favorably with respect to such factors, we can not assure you that we will be able to maintain our competitive position against current and future competitors, especially those with greater financial, technical and marketing resources than us, or that we will be successful in the face of increasing competition from new products or new solutions introduced by existing competitors or by new competitors entering the market.

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

Revenues from end users in the insurance industry accounted for 46% of total revenues in 2006. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Inaccurate sales forecasts and/or revenue projections could cause improper planning and budgeting of our resources.

Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. In particular, our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A variation in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. While this sales estimation process provides us with some guidance in business planning, it is based on estimates only and is therefore subject to numerous risks and uncertainties. Because a substantial portion of our new software license revenue contracts are completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large new software license transactions could cause our quarterly new software licenses revenues to fall significantly short of our predictions.

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

Our revenues from export sales accounted for 14%, 17% and 25% of our total revenues in 2006, 2005 and 2004, respectively.

We license our products in Europe through value-added resellers (VARs) and to a much lesser extent, direct sales. Revenues generated by these activities were $3.1 million, $3.2 million and $3.5 million in 2006, 2005 and 2004, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sales in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $1.5 million, $1.8 million and $2.3 million in 2006, 2005 and 2004, respectively.

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

Our international business activities could also be adversely impacted by losing the services of key VARs, difficulties in managing our international operations, our limited experience in localizing products for foreign countries resulting in a lack of acceptance of these localized products, longer payment cycles for accounts receivable, currency fluctuations, unexpected adverse changes in regulatory requirements and tariffs, imposition of additional trade barriers and restrictions, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws.

Our Objectiva software engineering and professional services team of 222 employees is located in a 21,800 square foot facility in Beijing, China. We are subject to a variety of risks associated with conducting operations in China, including those related to general economic conditions, regulatory changes, political unrest and potential reduced protection for our intellectual property rights. In addition to facing the difficulty of managing a large offshore organization, we must comply with a variety of laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

If we acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner. Integrating any business, product or technology that we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms which, in the case of equity financing, may result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business, operating results and financial condition could be materially adversely affected. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could have a negative impact on our reported operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 20,300 square feet of office space for our principal administrative, sales, marketing, training and research and development facility in Carlsbad, California. This lease expires on June 15, 2011. Our regional office in Milwaukee, Wisconsin occupies approximately 3,400 square feet of office space pursuant to a lease expiring on October 31, 2008. Our regional office in London, England, occupies approximately 215 square feet of office space pursuant to a month-to-month lease. In addition, our subsidiary in China occupies approximately 21,800 square feet of office space in two facilities expiring May 20, 2009. Sales representatives and field technical support personnel operate from their homes. We believe that the current properties that we lease are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become involved in legal proceedings from time to time. As of March 20, 2007, we were not a party, nor was our property subject, to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

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

	Price Range
	High	Low
Fiscal 2005
First quarter ended March 31, 2005	$6.75	$4.66
Second quarter ended June 30, 2005	$7.83	$5.24
Third quarter ended September 30, 2005	$8.20	$6.25
Fourth quarter ended December 31, 2005	$8.12	$6.40

Fiscal 2006
First quarter ended March 31, 2006	$8.00	$6.12
Second quarter ended June 30, 2006	$7.40	$5.54
Third quarter ended September 30, 2006	$6.43	$5.55
Fourth quarter ended December 31, 2006	$6.90	$5.72

We had 4,343,864 shares outstanding and 106 record holders of our common stock as of March 20, 2007. Historically, we have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

DOCUMENT SCIENCES STOCK PRICE PERFORMANCE GRAPH

The following graph compares the 5-year cumulative total return on Document Sciences stock with that of the NASDAQ National Market Composite and the NASDAQ Computer Index. Each of the returns assumes an investment of $100 on December 31, 2001 and the reinvestment of all dividends. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Document Sciences Corporation	100	111	161	180	296	248
NASDAQ National Market Composite	100	68	102	111	113	124
NASDAQ Computer Index	100	64	95	98	101	107

The following table provides information about purchases by the Company during the fiscal quarter ended December 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased (1)
October 1-31, 2006	2,027	$6.11	4,789	$970,500
November 1-30, 2006	13,674	$6.25	18,463	$885,100
December 1-31, 2006	7,463	$6.66	25,926	$835,300

Total (as of December 31, 2006)	23,164	$6.37	25,926	$835,300

(1)	On August 1, 2006, the Company announced that the Board of Directors had authorized it to repurchase up to $1,000,000 of its common stock in open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, and may, either in whole or in part, repurchase such stock through a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The Company expects to complete the repurchase program within one year, unless market conditions change significantly or the program is either terminated sooner or extended by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data of Document Sciences Corporation. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 of this annual report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report on Form 10-K.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations
Net revenues	$33,411	$29,574	$23,038	$22,243	$23,058
Income (loss) from operations	(1,391)	(147)	606	(104)	1,185
Net income (loss)	(1,479)	19	598	(131)	1,572
Net income (loss) per share—diluted	(0.35)	0.00	0.13	(0.03)	0.37
Shares used in diluted calculations	4,264	5,334	4,729	3,768	4,286

Balance Sheet
Working capital	$236	$(84)	$(1,886)	$(1,929)	$1,750
Total assets	26,114	24,086	23,995	17,918	21,654
Stockholders’ equity	6,196	6,871	6,377	2,114	4,928

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those described below, including those risks described under “Item 1A. Risk Factors,” and elsewhere in this annual report on Form 10-K. Our discussion and analysis of the financial condition and results of operation of Document Sciences and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 in this annual report on Form 10-K.

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

Deferred Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2006, we had net deferred tax assets of $5.1 million. Due to the uncertainty of realizing these net deferred tax assets, we have recorded a valuation allowance of $5.1 million. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. In addition, pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will continue to record a valuation allowance against all or a portion of the remaining net deferred tax assets. Examples of future events that might occur which would make the realization of such assets not likely is a lack of taxable income resulting from poor operating results during 2007.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Revenues:
License fees	67%	67%	80%
Services and other	33	33	20

Total revenues	100	100	100
Cost of revenues:
License fees	13	15	15
Services and other	30	27	15

Total cost of revenues	43	42	30

Gross profit	57	58	70

Operating expenses:
Research and development	18	18	17
Selling and marketing	31	28	36
General and administrative	12	13	14

Total operating expenses	61	59	67

Income (loss) from operations	(4)	(1)	3
Interest and other income, net	1	1	0

Income (loss) before income taxes	(3)	0	3
Provision (benefit) for income taxes	1	0	0

Net income (loss)	(4)%	0%	3%

Revenues

Our revenues are divided into two categories based upon the sources from which they are derived: (i) perpetual licenses and related support fees and term-based licenses and related annual renewal license and support fees, and (ii) services and other revenues. License fees consist primarily of perpetual fees, fees for the first year of use of our products and annual renewal license and PCS fees. Services and other revenues consist of fees for consulting, software outsourcing, application development and training services performed by us as well as miscellaneous other operational revenues. We sell our products principally through our direct sales force domestically and through distributors and VARs internationally. The following table summarizes revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
License fees	$22,368	12%	$19,926	8%	$18,534	2%
Services and other	11,043	14	9,648	114	4,504	12

Total revenues	$33,411	13%	$29,574	28%	$23,038	4%

Cost of Revenues

Cost of license fees. Cost of license fees includes amortization of previously capitalized software development costs, costs of licensing third party software, employee related costs for distribution personnel and technical support staff and product packaging. Costs of services and other consist principally of the employee related costs of our consulting and training staff. The following table summarizes cost of revenues (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
License fees	$4,205	(5)%	$4,425	28%	$3,466	25%
Services and other	10,211	27	8,030	130	3,487	24

Total cost of revenues	$14,416	16%	$12,455	79%	$6,953	24%

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

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
Research and development	$5,913	9%	$5,420	39%	$3,888	(16)%
Selling and marketing	10,300	25	8,222	(1)	8,285	(5)
General and administrative	4,172	15	3,624	10	3,307	(2)

Total operating expenses	$20,385	18%	$17,266	12%	$15,480	(8)%

The following table adds back capitalized software development costs (in thousands) and shows the percentage change over the same period of the prior year:

	Years Ended December 31,
	2006		2005		2004
Research and development (net)	$5,913	9%	$5,420	39%	$3,888	(16)%
Capitalized software development costs	—	0	—	(100)	1,881	14

Research and development (gross)	$5,913	9%	$5,420	(6)%	$5,769	(9)%

Other Items

Interest and other income, net. Interest and other income, net is composed primarily of interest income from cash and cash equivalents and proceeds from short-term investment disposals, offset by interest expense related to capital leases.

Provision (benefit) for income taxes. Provision for income taxes reflects the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Year ended December 31, 2006 compared to the year ended December 31, 2005

The 12% increase in license fee revenue in 2006 over 2005 was primarily due to higher initial sales of our xPression Enterprise Suite and increased PCS revenues from our increasing base of licensed software users.

Services and other revenues increased 14% over 2005 amounts. A majority of growth was from the delivery of implementation and follow on services to customers who have licensed our xPression software. Additionally, our results benefited from consulting services delivered by our Objectiva subsidiary.

The 5% decrease in license fees cost of revenue in 2006 was primarily due to a $600,000 decrease in amortization of software development costs from 2005, due to older products being fully amortized in 2005, somewhat offset by increased royalty costs, and increases in personnel costs of approximately $225,000 over 2005, to support our increasing customer base and product set.

Services and other cost of revenues in 2006 increased by 27% over 2005 due to an increase of approximately $2.0 million in personnel related costs and management, added primarily late in the fourth quarter of 2005. This staffing was required to sustain existing projects and to staff anticipated new projects. Increased facility costs both in the United States and at our facility in China also contributed to the increase.

The increase in research and development costs in 2006 was primarily due to an increase in payroll related costs of our software engineers and consulting fees related to the enhancement of xPression. We did not capitalize any software development costs in 2006 because the establishment of technological feasibility coincided with the general releases of our products.

The 25% increase in 2006 selling and marketing expenses over 2005 was primarily due to an increase in salary related expenses and commissions of approximately $1.7 million caused by the increase in staffing in this area from 39 employees at the end of 2005 to 57 employees at the end of 2006. The remainder of the increase was primarily composed of increases in travel and entertainment, trade show and advertising expenses, somewhat offset by a decrease in allocated facilities expenses.

The 15% increase in 2006 general and administrative expenses was primarily due to increases in personnel costs and expenses associated with being a public company. When 2005 expenses are adjusted for a VAT refund credit of $391,000, 2006 general and administrative expenses increased over comparable amounts by 4%.

Interest and other income, net totaled $237,000 and $205,000 in 2006 and 2005, respectively. The increase in 2006 was the result of higher interest income due to higher 2006 monthly cash balances.

The provision for income taxes in 2006 and 2005, was $325,000 and $39,000 respectively. $50,000 of the 2006 amount and the entire 2005 amount were due to foreign taxes. In 2006, we recorded an additional $275,000 of tax expense due to an increase in the valuation allowance against net deferred tax assets recorded in prior years. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

At December 31, 2006, we had approximately $7.1 million in cash, cash equivalents and short-term investments, a decrease of approximately $778,000 from the December 31, 2005 balance. Our loss for the year was somewhat offset by non-cash depreciation and amortization expense of approximately $1.2 million, much of which relates to amortization of previously capitalized software development costs, $577,000 of non-cash stock-based compensation expense and an increase in deferred revenue of $1.9 million. Also contributing to cash growth was $244,000 in proceeds from the issuance of common stock in conjunction with the exercise of our stock options and purchases through our employee stock purchase plan. Offsetting these items were an increase in accounts receivable of $3.6 million, purchases of fixed assets of $224,000 and a net increase in the remaining operating liabilities over operating assets of $579,000.

Off-Balance Sheet Arrangements

As of December 31, 2005 and 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations

The following information as of December 31, 2006 is shown with respect to known contractual obligations for the periods specified below.

		Payment Due by Period
	Totals	Less than 1 year	1-3 Years	3-5 Years
Capital Lease Obligations	$27,521	$20,822	$6,699	$—
Operating Lease Obligations	3,092,171	881,001	1,457,380	753,790

Totals	$3,119,692	$901,823	$1,464,079	$753,790

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are evaluating the potential impact of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposures are related to U.S. Dollar to Euro and U.S. Dollar to Chinese Yuan conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected first quarter 2007 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2006. Declines in interest rates over time will, however, reduce our interest income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and currently maintain disclosure controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any control or procedure, no matter how well designed and functioning, can provide only reasonable, but not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Additionally, the design of any system of controls is partially based upon certain assumptions of the likelihood of future events, and there can be no assurance that any design will achieve its stated goals under all potential future conditions. Over time, controls may become inadequate because of changing conditions, or the degree of compliance with policies and procedures may deteriorate. Consequently, because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective, due to the identification of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our 2006 consolidated financial statements, we have identified the following control deficiencies, which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006:

Inability to Appropriately Analyze Certain Accounts. We did not maintain effective controls with respect to the analysis of our revenue recognition and various accrual accounts. Specifically, we did not perform a complete and timely review of two of our customer agreements, which resulted in audit adjustments related to the improper recognition of revenue during the three-month period ended December 31, 2006. In addition, we did not perform a complete analysis of various accrual accounts, including accrued commissions expenses, resulting in audit adjustments in the 2006 consolidated financial statements. Additionally, these control deficiencies could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Ineffective Segregation of Duties Within Key Information Systems Applications. We did not maintain effective segregation of duties within the administration of certain of our key information systems applications. We did not adequately segregate duties between those employees with everyday duties to initiate, process and record transactions from those who administer the application. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management’s Remediation Initiatives

During the first quarter of 2007, we began remediation of these material weaknesses as follows:

•

We implemented compensating controls to ensure that revenue is not recognized if the customer agreement has not been signed by both parties. We also implemented controls to ensure that revenue is not recognized until any right of return from the customer expires.

•

We implemented an enhanced quarterly and annual financial statement close, review and reporting process to include additional levels of analysis and review to ensure that appropriate accrued expenses are recorded in the proper period.

•

We are revising the administration of the aforementioned information system applications to segregate duties of employees in such a manner so as to separate administrative functions from transaction processing functions.

Notwithstanding the remediation initiatives described above, the control deficiencies will not be considered remediated until new controls are implemented, in operation for a sufficient period of time, are tested and our management concludes that the new controls are operating effectively

Changes in Internal Control over Financial Reporting

Other than the changes described above, we have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth in our definitive proxy statement relating to the 2007 Annual Meeting of Stockholders or a Form 10-K/A that is filed within 120 days after the close of the our fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in our definitive proxy statement relating to the 2007 Annual Meeting of Stockholders or a Form 10-K/A that is filed within 120 days after the close of the our fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information set forth in our definitive proxy statement relating to the 2007 Annual Meeting of Stockholders or a Form 10-K/A that is filed within 120 days after the close of the our fiscal year ended December 31, 2006.

Securities Available for Issuance under the Company’s Equity Compensation Plans

The following table provides information with respect to our equity compensation plans as of December 31, 2006, which plans were as follows: the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan, as amended.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,277,613	(1)	$2.97	196,513	(2)
Equity compensation plans not approved by security holders	50,000	(1)	3.10	—

Totals	2,327,613		$2.97	196,513

(1)	Includes restricted stock grants at no cost to grantee.
(2)	Includes 74,657 shares of our common stock that may be issued under the 1997 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in our definitive proxy statement relating to the 2007 Annual Meeting of Stockholders or a Form 10-K/A that is filed within 120 days after the close of the our fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in our definitive proxy statement relating to the 2007 Annual Meeting of Stockholders or a Form 10-K/A that is filed within 120 days after the close of the our fiscal year ended December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements. The financial statements, related notes thereto and the Report of Independent Registered Public Accounting Firm required hereunder are set forth at the end of this Annual Report beginning on page F-1.

2. Financial Statement Schedule. The following financial statement schedule for the fiscal years ended December 31, 2006, 2005 and 2004 is filed as part of this Form 10-K beginning on page S-1 and should be read in conjunction with our consolidated financial statements and related notes thereto.

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

Dated: March 20, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 20, 2007 in the capacities indicated:

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

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Stock Certificate.

4.2(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2(3)	Form of Software License and Software Support Agreement.

10.3(3)	Form of Professional Services Agreement.

10.4(3)	Form of Value Added Reseller Agreement.

10.5(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9(7)	2004 Stock Incentive Plan.

10.10(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11(9)	Lease for New Principal Facilities.

10.12(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13(11, #)	John L. McGannon Employment Agreement.

10.14(11, #)	Daniel Fregeau Employment Agreement.

10.15(11, #)	Nasser Barghouti Employment Agreement.

10.16(11, #)	J. Douglas Winter Employment Agreement.

10.17(11, #)	Tao Ye Employment Agreement.

10.18(12, #)	Edward Calnan Employment Agreement. Edward Calnan Stock Option and Restricted Stock Plan and Agreement.

14.1(7)	Code of Conduct.

21.1(*)	Significant Subsidiaries of the Registrant.

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on March 2, 2005.
(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.

DOCUMENT SCIENCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Document Sciences Corporation

We have audited the accompanying consolidated balance sheets of Document Sciences Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Document Sciences Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Document Sciences Corporation changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004).

/s/    ERNST & YOUNG LLP

San Diego, California

March 16, 2007

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,657,380	$6,692,642
Short-term investments	1,437,214	1,179,851
Accounts receivable, less allowance for doubtful accounts of $335,796 and $339,669 in 2006 and 2005, respectively	11,165,100	7,564,929
Other current assets	1,888,203	1,666,382

Total current assets	20,147,897	17,103,804
Property and equipment, net	725,029	788,567
Software development costs, net of accumulated amortization of $2,110,053 and $1,157,941 in 2006 and 2005, respectively	746,282	1,698,394
Goodwill	4,495,192	4,495,192

	$26,114,400	$24,085,957

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$342,103	$160,160
Accrued compensation	2,169,320	1,719,869
Other accrued liabilities	615,195	445,659
Deferred revenue	16,785,570	14,861,856

Total current liabilities	19,912,188	17,187,544

Obligations under capital leases, net of current portion	6,699	27,521

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; Authorized shares—2,000,000; No shares issued and outstanding	—	—
Common stock, $.001 par value; Authorized shares—30,000,000; Issued shares—4,424,335 and 4,315,334 at December 31, 2006 and 2005, respectively	4,424	4,315
Treasury stock—100,583 and 102,566 shares at December 31, 2006 and 2005, respectively	(362,889)	(344,858)
Additional paid-in capital	14,079,885	13,258,962
Accumulated other comprehensive income	302	18
Retained deficit	(7,526,209)	(6,047,545)

Total stockholders’ equity	6,195,513	6,870,892

	$26,114,400	$24,085,957

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Revenues:
License fees	$22,367,923	$19,926,392	$18,534,418
Services and other	11,042,630	9,647,452	4,503,807

Total revenues	33,410,553	29,573,844	23,038,225
Cost of revenues:
License fees	4,204,971	4,425,290	3,465,775
Services and other	10,211,437	8,029,637	3,487,192

Total cost of revenues	14,416,408	12,454,927	6,952,967

Gross profit	18,994,145	17,118,917	16,085,258
Operating expenses:
Research and development	5,912,828	5,419,808	3,887,951
Selling and marketing	10,300,470	8,221,788	8,284,689
General and administrative	4,171,594	3,624,037	3,307,035

Total operating expenses	20,384,892	17,265,633	15,479,675

Income (loss) from operations	(1,390,747)	(146,716)	605,583
Interest and other income, net	237,272	204,930	17,445

Income (loss) before provision for income taxes	(1,153,475)	58,214	623,028
Provision for income taxes	325,189	38,959	24,748

Net income (loss)	$(1,478,664)	$19,255	$598,280

Net income (loss) per share—basic	$(0.35)	$0.00	$0.17

Weighted average shares used in basic calculation	4,264,482	4,147,622	3,624,362

Net income (loss) per share—diluted	$(0.35)	$0.00	$0.13

Weighted average shares used in diluted calculation	4,264,482	5,333,868	4,729,373

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	3,330,806	$3,331	153,500	$(556,352)	$9,283,770	$(88,611)	$(6,528,493)	$2,113,645
Issuance of common stock upon exercise of options	318,972	319	—	—	663,578	—	—	663,897
Issuance of common stock upon purchase of Objectiva	629,793	630	—	—	3,216,353	—	—	3,216,983
Purchase of treasury stock	—	—	71,195	(339,835)	—	—	—	(339,835)
Sale of treasury stock	—	—	(28,999)	104,035	—	—	—	104,035
Retirement of treasury stock	(74,695)	(75)	(74,695)	351,222	(220,458)	—	(130,689)	—
Comprehensive income:
Net change in unrealized loss on short-term investments	—	—	—	—	—	(20,633)	—	(20,633)
Foreign currency translation adjustment	—	—	—	—	—	40,968	—	40,968
Net income	—	—	—	—	—	—	598,280	598,280

Comprehensive income								618,615

Balance at December 31, 2004	4,204,876	4,205	121,001	(440,930)	12,943,243	(68,276)	(6,060,902)	6,377,340
Issuance of common stock upon exercise of options	111,999	112	—	—	320,452	—	—	320,564
Purchase of treasury stock	—	—	1,541	(10,633)	—	—	—	(10,633)
Sale of treasury stock	—	—	(18,435)	96,072	—	—	—	96,072
Retirement of treasury stock	(1,541)	(2)	(1,541)	10,633	(4,733)	—	(5,898)	—

Comprehensive income:
Net change in unrealized loss on short-term investments	—	—	—	—	—	1,997	—	1,997
Foreign currency translation adjustment	—	—	—	—	—	66,297	—	66,297
Net income	—	—	—	—	—	—	19,255	19,255

Comprehensive income								87,549

Balance at December 31, 2005	4,315,334	4,315	102,566	(344,858)	13,258,962	18	(6,047,545)	6,870,892
Issuance of common stock upon exercise of options	83,188	83	—	—	243,828	—	—	243,911
Issuance of common stock upon release of restricted stock	25,813	26	—	—	(26)	—	—	—
Purchase of treasury stock	—	—	25,926	(164,676)	—	—	—	(164,676)
Sale of treasury stock	—	—	(27,909)	146,645	—	—	—	146,645
Stock-based compensation expense	—	—	—	—	577,121	—	—	577,121
Comprehensive loss:
Net change in unrealized gain on short-term investments	—	—	—	—	—	284	—	284
Net loss	—	—	—	—	—	—	(1,478,664)	(1,478,664)

Comprehensive loss								(1,478,380)

Balance at December 31, 2006	4,424,335	$4,424	100,583	$(362,889)	$14,079,885	$302	$(7,526,209)	$6,195,513

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$(1,478,664)	$19,255	$598,280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	254,784	276,989	396,248
Loss on disposal of fixed assets	32,554	3,475	50,685
Amortization of software development costs	952,112	1,548,800	1,128,534
Provision for doubtful accounts	(3,873)	(166,832)	(191,239)
Stock-based compensation expense	577,121	—	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(3,596,298)	203,388	(372,141)
Other assets	(221,821)	(250,795)	(406,460)
Accounts payable	181,943	22,274	(67,550)
Accrued compensation	449,451	263,608	367,473
Other accrued liabilities	169,536	(203,866)	(530,823)
Deferred revenue	1,923,714	(463,529)	2,041,777

Net cash provided by (used in) operating activities	(759,441)	1,252,767	3,014,784
Investing activities
Purchases of short-term investments	(3,847,079)	(4,731,034)	(931,621)
Maturities of short-term investments	3,590,000	5,150,000	3,335,000
Purchases of property and equipment, net	(223,800)	(557,713)	(268,124)
Net cash paid to purchase of Objectiva Software Solutions	—	—	(403,594)
Additions to software development costs	—	—	(1,881,094)

Net cash used in investing activities	(480,879)	(138,747)	(149,433)
Financing activities
Principal payments under capital lease obligations	(20,822)	(20,821)	(21,063)
Purchase of treasury stock	(164,676)	—	(339,835)
Sale of treasury stock	146,645	96,072	104,035
Proceeds from issuance of common stock	243,911	309,931	663,897

Net cash provided by financing activities	205,058	385,182	407,034

Increase (decrease) in cash and cash equivalents	(1,035,262)	1,499,202	3,272,385
Effect of foreign currency on cash	—	—	4,460
Cash and cash equivalents at beginning of year	6,692,642	5,193,440	1,916,595

Cash and cash equivalents at end of year	$5,657,380	$6,692,642	$5,193,440

Supplemental disclosure of cash flow information:
Interest paid	$2,895	$2,895	$2,803

Income taxes paid	$50,189	$38,959	$24,748

See accompanying notes.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Document Sciences Corporation was incorporated on October 18, 1991 in Delaware as a subsidiary of Xerox Corporation (Xerox). We develop, market and support a family of dynamic content publishing software products and services used in high volume print and transactional web-based applications. Our products enable automated publishing solutions for many industries, including insurance, financial services, managed healthcare and commercial outsourcing.

We currently derive all of our license revenues from licenses of our xPression and Autograph products. Our service revenues come from fees for services related to these products, as well as fees for outsourced development through our subsidiary, Objectiva Software Solutions, Inc. (Objectiva).

Basis of Presentation

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

Foreign Operations

The functional currency of Objectiva’s subsidiary, Objectiva Software Solutions (Beijing), is the Chinese Yuan. The balance sheet accounts of our subsidiaries are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues and expenses are translated into U.S. Dollars at the average rates of exchange during the period. Foreign currency translation gains and losses are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in selling and marketing expenses in the consolidated statements of operations and were not significant during the years ended December 31, 2006, 2005 and 2004.

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

We sell our products primarily to large, multinational customers in the United States, Europe, Canada, Australia and South America. We derived 14%, 17% and 25% of our total revenues from customers outside the United States for the years ended December 31, 2006, 2005 and 2004, respectively. A significant concentration of our customers is in the insurance, finance and commercial print service industries. Xerox was the only customer that accounted for more than 10% of our revenue in any one year. It accounted for 10%, 13% and 18% for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Net Deferred Tax Assets

We follow the liability method of accounting for income taxes, as set forth in SFAS 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2006, we had net deferred tax assets of $5.1 million. Due to the uncertainty of realizing these net deferred tax assets, we have a valuation allowance of $5.1 million on our deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively.

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

Impairment of Long-Lived Assets

We review the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, intangible assets and software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. We have identified no such impairment losses as of December 31, 2006 and 2005.

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized costs of software to be sold, licensed or otherwise marketed are amortized using the greater of the amount computed using the ratio of current period product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could cause our operating results in future periods to be adversely affected. We expect to expense the remaining software development cost balance in 2007.

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

We have recorded goodwill in connection with our acquisitions of Objectiva and Data Retrieval. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. We annually assess the underlying value of our goodwill by analyzing the related future net cash flows and determine whether an adjustment to the carrying value is required. For 2006 and 2005, no adjustment was required. Separable intangible assets that have finite lives are amortized over their useful lives. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Guarantees

In the ordinary course of business, we include standard indemnification provisions in our customer and distributor agreements. Pursuant to these agreements, we typically indemnify, hold harmless and reimburse the indemnified party for those losses suffered or incurred by the indemnified party arising from any trade secret, trademark, copyright, patent or other intellectual property infringement claim by any third party with respect to our software and services. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is unlimited; however, we have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of our obligation under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006 and 2005.

We currently provide software product warranties to our customers. The product warranties generally provide that the licensed software will operate substantially in accordance with the applicable user documentation for a period typically 90 days from delivery. At December 31, 2006 and 2005, we did not have material product warranty liabilities.

We have agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that may enable us to recover a portion of any future amounts paid.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options and warrants had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 49,482, 28,121 and 185,439 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for 2006, 2005 and 2004, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding used in basic EPS calculation	4,264,482	4,147,622	3,624,362
Effect of dilutive stock options	—	1,186,246	1,105,011

Shares used in diluted EPS calculation	4,264,482	5,333,868	4,729,373

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R) Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP SFAS 123R-3 provides an elective alternative transition method, to SFAS 123R, in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in SFAS 123R. We have adopted the transition election of FSP SFAS 123R-3. The adoption of FAS 123R-3 for the year ended December 31, 2006 did not have a material impact on our consolidated financial statements.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 consisted of stock-based compensation expense related to employee stock options and employee stock purchases of approximately $202,000, or $0.05 per share (basic). There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the year ended December 31, 2005.

The following table summarizes stock-based compensation expense related to employee stock options and stock purchases under SFAS 123(R) for the year ended December 31, 2006 which was allocated as follows:

2006
Cost of sales	$117,000
Research and development	28,000
Selling, general and administrative	57,000

Total	$202,000

We use the Black-Scholes option pricing model and the following weighted average assumptions:

	2006	2005	2004
Expected life of options (in years)	5.5 – 5.7	5.7	5.7
Expected volatility	55 – 85%	52%	51%
Risk-free interest rates	4.4 – 4.6%	4.5%	4%
Dividend yields	0%	0%	0%

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining fair value, we used the following criteria:

Expected Life. The expected term of options granted represents the period of time that the option is expected to be outstanding. We estimate the expected term of the option grants based on historical exercise patterns that are believed to be representative of future behavior as well as other various factors.

Expected Volatility. We estimate our volatility using our historical share price performance over the expected term of the options, which management believes is materially indicative of expectations about expected future volatility.

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

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The effect of applying SFAS 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on our operating results for future years because changes in the subjective input assumptions can materially affect future value estimates. Our pro forma information is as follows for the years ended December 31, 2005 and 2004:

	Years ended December 31,
	2005	2004
Net income (loss), as reported	$19,255	$598,280
Less stock-based compensation expense	(995,603)	(688,841)

Net income (loss), as reported less stock-based compensation expense	$(976,348)	$(90,561)

Pro forma basic and diluted net income (loss) per share	$(0.24)	$(0.03)

As of December 31, 2006, there was approximately $149,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.17 years. During the year ended December 31, 2006, we recognized approximately $145,000 in compensation expense related to nonvested shares.

As of December 31, 2006, there was approximately $776,000 of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.83 years. During the year ended December 31, 2006, we recognized approximately $375,000 in compensation expense related to nonvested restricted shares.

Comprehensive Income (Loss)

In 1998, we adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment Information

Operating segments, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. This financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The chief operating decision maker has determined that we operate in one business segment, which is software development. Geographic information, however, has been disclosed in accordance with the provisions of SFAS 131.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are evaluating the potential impact of this interpretation on our future results of operations and financial condition.

On September 13, 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, or cash flows.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Financial Statement Information

Short-term Investments

We have classified all of our short-term investment securities as available-for-sale. The following table summarizes available-for-sale securities at December 31, 2006 and 2005:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$892,004	$33	$(3)	$892,034
Corporate debentures/bonds	545,182	84	(86)	545,180

	$1,437,186	$117	$(89)	$1,437,214

December 31, 2005
Commercial paper	$693,189	$—	$(113)	$693,076
U.S. government agency obligations	362,008	—	(224)	361,784
Certificates of deposit	124,996	—	(5)	124,991

	$1,180,193	$—	$(342)	$1,179,851

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2006 have contractual maturities of one year or less.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 Months
	Fair Value	Unrealized Losses
Commercial paper	$892,034	$(3)
Corporate debentures/bonds	545,180	(86)

	$1,437,214	$(89)

The unrealized losses on our investments are due to increased interest rates and not credit quality. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Property and Equipment

Property and equipment are stated at cost and consist of the following at December 31:

	2006	2005
Computer equipment	$628,974	$947,947
Office equipment	200,895	119,714
Office furniture and fixtures	324,996	202,551
Leasehold improvements	43,967	43,967

	1,198,832	1,314,179
Less accumulated depreciation and amortization	(473,803)	(525,612)

	$725,029	$788,567

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of equipment acquired under capital leases totaled $109,313 and $109,313 at December 31, 2006 and 2005, respectively, with accumulated depreciation of $80,782 and $60,157 at December 31, 2006 and 2005, respectively. We disposed of our fully depreciated computer equipment in 2006. Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 were $254,784, $276,989 and $396,248, respectively.

Deferred Revenue

The components of deferred revenue consist of the following at December 31:

	2006	2005
License fees	$16,190,364	$14,204,223
Services and other	595,206	657,633

	$16,785,570	$14,861,856

3. Geographic Information

The tables below summarize our operating results by our major geographic locations in the United States and Europe:

	United States	Europe	Eliminations	Totals
Year ended December 31, 2006
Revenues	$30,291,553	$3,119,000	$—	$33,410,553

Operating income (loss)	$(2,339,496)	$948,749	$—	$(1,390,747)

Identifiable assets	$26,114,400	$—	$—	$26,114,400

	United States	Europe	Eliminations	Totals
Year ended December 31, 2005
Revenues	$26,419,167	$3,154,677	$—	$29,573,844

Operating income (loss)	$(180,964)	$34,248	$—	$(146,716)

Identifiable assets	$24,085,957	$—	$—	$24,085,957

	United States	Europe	Eliminations	Totals
Year ended December 31, 2004
Revenues	$19,576,019	$3,462,206	$—	$23,038,225

Operating income	$468,383	$137,200	$—	$605,583

Identifiable assets	$23,809,006	$202,399	$(16,666)	$23,994,739

Sales attributable to the United States were made to customers located in North America, South America, Australia and Asia. Sales attributable to Europe are based on those sales generated by our European operations. These sales were made to customers located in Europe, Africa and the Middle East.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Commitments and Guarantees

We currently lease our headquarters in Carlsbad, California that will expire June 15, 2011. Under the terms of the lease, effective approximately May 1, 2005, monthly rental payments will be increased annually by 3%. The lease provides us with an option to extend the lease term for an additional five years at the base rent in effect for the last year of the initial lease term plus 3%. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Our offices in Milwaukee, Wisconsin; London, England and Beijing, China are under operating leases expiring on October 31, 2008 and May 20, 2009, respectively. Annual future minimum lease payments as of December 31, 2006 are as follows:

Years ending December 31,
2007	$881,001
2008	838,930
2009	618,450
2010	513,484
2011	240,306

$3,092,171

We also lease some telephone equipment. Annual future minimum lease payments as of December 31, 2006 are $27,521 payable in the next two years.

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $998,621, $845,480 and $480,656, respectively.

5. Stockholders’ Equity

Stock

As of December 31, 2006, authorized capital stock consisted of 30,000,000 shares of common stock and 2,000,000 shares of preferred stock.

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

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes stock option activity under all our equity incentive plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	2,177,049	$2.27
Granted	359,375	5.38
Exercised	(318,972)	2.08
Forfeited or expired	(140,532)	4.16

Outstanding at December 31, 2004	2,076,920	$2.76
Granted	423,500	5.74
Exercised	(111,999)	2.34
Forfeited or expired	(93,699)	3.40

Outstanding at December 31, 2005	2,294,722	$3.31
Granted	64,000	6.49
Exercised	(83,188)	2.93
Forfeited or expired	(149,008)	6.29

Outstanding at December 31, 2006	2,126,526	$3.18

As of December 31, 2006, the aggregate intrinsic value of outstanding stock options was $7.5 million.

As of December 31, 2006, 121,856 shares were available for future issuance. Following is a breakdown of the stock options outstanding and exercisable as of December 31, 2006:

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Life in years	Weighted Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$0.91 – $1.99	863,838	3.29	$1.63	863,838	$1.63
$2.00 – $4.99	661,813	4.67	2.95	661,813	2.95
$5.13 – $7.65	600,875	8.12	5.67	510,060	5.56

Total or Average	2,126,526	5.09	$3.18	2,035,711	$3.04

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. As of December 31, 2006, 74,657 shares were available for issuance.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Shares

Stock Options. A summary of the status of our nonvested stock options issued under our 2004 Stock Incentive Plan for the year ended December 31, 2006 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested shares outstanding at December 31, 2005	98,350	$6.35
Granted	64,000	$6.49
Vested	(33,935)	$6.28
Forfeited	(37,600)	$6.89

Nonvested shares outstanding at December 31, 2006	90,815	$6.25

Restricted Stock. A summary of the status of our nonvested restricted stock issued under our 2004 Stock Incentive Plan for the year ended December 31, 2006 was as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested shares outstanding at December 31, 2005	87,300	$7.36
Granted	116,100	$6.50
Vested	(25,813)	$7.35
Forfeited	(26,500)	$7.07

Nonvested shares outstanding at December 31, 2006	151,087	$6.74

Grants outside the 2004 Stock Incentive Plan

On April 12, 2006 and September 20, 2006 the Company filed Form 8-K Current Reports, for agreements pursuant to which stock options and restricted shares were granted to the Company’s Chief Marketing Officer and the Senior Vice President Sales respectively. The Chief Marketing Officer was granted options to purchase 25,000 shares at an exercise price per share of $7.07, the fair market value on the date of the grant. The Senior Vice President Sales was granted options to purchase 25,000 shares at an exercise price per share of $6.20, the fair market value on the date of the grant. Under each plan, 30% of the stock options granted are exercisable one year from the date of employment, and the remaining 70% vested ratably on a monthly basis on and as of the last day of each calendar month over the 24 calendar months following the date of the first year employment anniversary. The options expire in ten years. Each employee also received at no cost, a restricted stock grant of 25,000 shares. 30% of the restricted stock vest one year from the date of employment, the next 30% vest two years from the date of employment, and the final 40% vest three years from the date of employment. The stock option and restricted share grants for the Chief Marketing Officer were subsequently canceled due to his termination of employment with the Company.

6. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years ended December 31,
	2006	2005	2004
United States	$(1,931,447)	$6,998	$244,651
Foreign	777,972	51,216	378,377

	$(1,153,475)	$58,214	$623,028

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is as follows:

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
Foreign	50,189	38,959	24,748

	50,189	38,959	24,748
Deferred (credit):
Federal	275,000	—	—

	$325,189	$38,959	$24,748

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005	2004
Deferred tax assets:
Operating loss carryforwards	$3,669,800	$3,572,100	$2,981,000
Tax credits	991,900	918,500	879,500
Accrued liabilities	726,700	468,600	442,300
Excess book depreciation	—	10,000	4,700
Deferred revenue	—	—	1,287,700

Total deferred tax assets	5,388,400	4,969,200	5,595,200

Deferred tax liabilities:
Computer software development costs expensed for tax	(297,300)	(676,500)	(1,281,200)
Document Sciences Europe earnings & profits	—	—	(152,500)
Excess tax depreciation	(10,600)	—	—

Total deferred tax liabilities	(307,900)	(676,500)	(1,433,700)

Net deferred tax assets	5,080,500	4,292,700	4,161,500
Valuation allowance	5,080,500	4,017,700	3,886,500

Net deferred tax asset	$—	$275,000	$275,000

At December 31, 2006, we had net deferred tax assets of $5.1 million. Due to the uncertainty of realizing these net deferred tax assets, we recorded a valuation allowance of $5.1 million on our net deferred tax assets. Such uncertainty primarily relates to the potential for future taxable income as well as loss carryforwards and tax credits expiring in 2018 and 2012, respectively. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will continue to maintain a valuation allowance against all or a portion of these net deferred tax assets. Examples of future events that may occur which would make the realization of such assets not likely are a lack of taxable income resulting from poor operating results.

At December 31, 2006, we have federal and state net operating loss carryforwards of approximately $10.8 million and $2.3 million, respectively, that will begin expiring in 2018 unless previously utilized. At December 31, 2006, we have federal and state research and development tax credit carryforwards of approximately $665,000 and $278,000, respectively, that will begin expiring in 2012 unless previously utilized.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

We do not provide for income taxes which would be payable if undistributed earnings of our Chinese subsidiary were remitted because we consider these earnings to be permanently reinvested. As of December 31, 2006, the undistributed earnings of this foreign subsidiary are approximately $2.0 million.

The differences between our income tax provision and the amounts computed by applying the statutory Federal income tax rate of 35% in 2006, 2005 and 2004 to income before income taxes are as follows:

	December 31,
	2006	2005	2004
Provision at statutory rate	$(403,716)	$20,375	$218,060
Benefit for graduated rates	11,535	(582)	(6,230)
Increase (decrease) in valuation allowance	1,062,800	131,200	378,200
Foreign rate differential	(272,290)	(299,485)	(87,500)
Stock-based compensation	128,172	—	—
Permanent differences and other	(201,312)	(112,034)	(565,282)

Provision (benefit) for income taxes	$325,189	$38,959	$24,748

7. Employee Retirement Plan

401(k) Plan

We have an employee savings and retirement plan (401(k) Plan) that is intended to be tax-qualified covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limit, if less, to the 401(k) Plan as a savings contribution. We may, in our discretion, match employee contributions, at such rate as we determine, up to a maximum of $3,000 or 10% of the employee’s compensation. The 401(k) Plan has a profit sharing element whereby we can contribute annually an amount determined by the Board of Directors. An employee’s interest in matching contributions and profit sharing contributions generally vest over four years from the date of employment. For the years ended December 31, 2006, 2005 and 2004, we made discretionary contributions of $381,000, $341,000 and $314,000, respectively.

8. Quarterly Data

Supplementary interim financial information is presented as follows (unaudited):

	Quarters ended
2006	March 31	June 30	September 30	December 31
Revenues	$7,784,923	$8,459,294	$8,398,370	$8,767,966
Cost of revenues	3,757,801	3,452,461	3,438,053	3,768,093
Gross profit	4,027,122	5,006,833	4,960,317	4,999,873
Net income (loss)	(458,798)	144,209	115,171	(1,279,246)
Basic income (loss) per share (1)	(0.11)	0.03	0.03	(0.30)
Diluted income (loss) per share (1)	(0.11)	0.03	0.02	(0.30)

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarters ended
2005	March 31	June 30	September 30	December 31
Revenues	$6,278,559	$7,862,448	$7,415,439	$8,017,398
Cost of revenues	2,685,490	3,039,609	3,160,448	3,569,380
Gross profit	3,593,069	4,822,839	4,254,991	4,448,018
Net income (loss)	(597,792)	340,191	(68,630)	345,486
Basic income (loss) per share (1)	(0.15)	0.08	(0.02)	0.08
Diluted income (loss) per share (1)	(0.15)	0.06	(0.02)	0.06

(1)	Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per-share calculation.

9. Subsequent Event—Acquisition of Assets

On January 29, 2007, we acquired substantially all of the assets of CambridgeDocs, a leading provider of software utilized in document transformation and repurposing. The aggregate consideration paid for the assets acquired included a payment of $329,000 in cash and the issuance of restricted stock grants of 52,000 shares.

SCHEDULE II

DOCUMENT SCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2004
Allowance for doubtful accounts	$697,473	$—	$190,972	$506,501
Year Ended December 31, 2005
Allowance for doubtful accounts	506,501	—	166,832	339,669
Year Ended December 31, 2006
Allowance for doubtful accounts	339,669	—	3,873	335,796

S-1