Form 10-K/A
period 2006-12-31
DOCUMENT SCIENCES CORP
filed 2007-04-30
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-20981

DOCUMENT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0485994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5958 Priestly Drive, Carlsbad, California	92008
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (760) 602-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Capital Market

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENT S

EXPLANATORY NOTE

This Form 10-K/A is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 20, 2007 (the “2006 Form 10-K”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2006 Form 10-K have been amended and restated in their entireties. This Form 10-K/A does not modify or update other disclosures as presented in the original 2006 Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, executive officers and key employees, their respective ages and positions as of March 20, 2007, are as follows:

Name	Age	Principal Occupation
John L. McGannon	46	President, Chief Executive Officer and Director of Document Sciences Corporation.
Thomas L. Ringer	75	Chairman of the Boards of Directors of the following: Document Sciences Corporation, M.S. Aerospace, Inc. and The Center for Corporate Innovation. Vice Chairman of the Boards of Directors of Wedbush Morgan Securities, Inc.
Ronald S. Beard	68	Partner in Zeughauser Group, consultants to the legal industry.
Margaret A. Breya	45	Senior Vice President and Chief Marketing Officer of Business Objects S.A.
Barton L. Faber	59	Chairman and Chief Executive Officer of FABERcapital.
Colin J. O’Brien	68	Private investor.
Nasser S. Barghouti, PhD.	43	Chief Technology Officer
Edward Calnan	36	Senior Vice President of Sales
Daniel J. Fregeau	50	Executive Vice President
Todd W. Schmidt	64	Chief Financial Officer and Secretary
J. Douglas Winter	39	Chief Operating Officer
Tao Ye	40	General Manager of Asian Operations

John L. McGannon has served as President and Chief Executive Officer (“CEO”) of Document Sciences since January 2001. He has been a director since January 2001. He has also served as Chief Financial Officer, Vice President, Chief Administrative Officer and Controller since joining Document Sciences in September 1998. From June 1997 through August 1998, he served as the Manager of Financial Analysis and Planning for Simulation Sciences, Inc., a California-based software developer for the oil and chemical engineering industries. Mr. McGannon worked for Chevron Corporation from 1988 to 1997 in a variety of financial management positions. Mr. McGannon holds a BA degree from Stanford University and an MBA from Carnegie Mellon University.

Thomas L. Ringer has served as Chairman of the Board of Directors of Document Sciences since March 1998 and has been a director of Document Sciences since 1992. He is currently Chairman of the Boards of Directors of M.S. Aerospace, Inc., a private manufacturing company and The Center for Corporate Innovation, a private services company. In addition, Mr. Ringer serves as Vice Chairman of the Board of Directors of Wedbush Morgan Securities, Inc., a private investment company and serves on the Board of Directors of California Amplifier, Inc and Maxwell Technologies, Inc. Mr. Ringer holds BS and MBA degrees from Indiana University.

Ronald S. Beard has served as a director of Document Sciences since December 2004. Mr. Beard is currently a partner in the Zeughauser Group, consultants to the legal industry. Mr. Beard is a retired former partner of the law firm of Gibson, Dunn & Crutcher LLP. He joined the firm in 1964, served as Chairman of the firm from April 1991 until December 2001, and was also its Managing Partner from April 1991 until mid-1997. Mr. Beard also serves as the Chairman of the Board of Directors of Callaway Golf Company and as a Director of Javo Beverage Company. He received his law degree in 1964 from Yale Law School.

Margaret A. Breya has served as a director of Document Sciences since August 2005. Ms. Breya is currently a Senior Vice President and Chief Marketing Officer of Business Objects S.A. Ms. Breya is responsible for all aspects of Business Objects marketing operations worldwide. Ms. Breya has over 20 years of high-tech marketing experience. Prior to Business Objects, Ms. Breya was Senior Vice President and Chief Marketing Officer at BEA Systems, Inc. and Senior Vice President, Marketing and Global Sales Operations, at Sun Microsystems. Ms. Breya holds a Masters of Business Administration from the University of Oregon and a BSEE from the University of Illinois.

Barton L. Faber has served as a director of Document Sciences since July 1996. He served as President and Chief Executive Officer of Document Sciences from June 1999 through January 2001. From 1996 to 1998, he served as Chairman of the Board of Directors and Chief Executive Officer of Metromail, an information company. From April 1985 to June 1996, Mr. Faber held various positions with R.R. Donnelley, a financial printing firm. Before joining R.R. Donnelley, he held various positions with Mobil Oil Corporation and Continental Illinois Corp. Mr. Faber currently serves as Chairman and Chief Executive Officer of FABERcapital and as a member of the Boards of Directors of IPT Holdings, listed on the AIM Exchange in London, Looking Glass Technologies and Incentive Logic Corporation. Mr. Faber holds a BS degree from Arizona State University and an MBA from New York University.

Colin J. O’Brien has served as a director of Document Sciences since December 1995. From February 1992 to January 2001, he was employed in various positions at Xerox and last served as Executive Chairman and Chief Executive Officer of XESystems, Inc., a subsidiary of Xerox. Prior to February 1992, Mr. O’Brien was the founder and Chief Executive Officer of Triax Corporation, an investment company specializing in defense electronics companies. Prior to founding Triax Corporation, he was the Chief Executive Officer of Times Fiber Communications, Inc., a fiber optic company. Mr. O’Brien currently serves on the Board of Directors of Kepner-Tregoe, a private consulting firm. Mr. O’Brien holds a degree in Chemical Engineering from the University of New South Wales.

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

Edward Calnan has served as Senior Vice President of Sales for Document Sciences since September 2006. Prior to joining Document Sciences, Mr. Calnan served as Senior Vice President and General Manager at Capital IQ, a division of Standard & Poor’s. Mr. Calnan has also held the position of Senior Vice President of Global Sales and Account Management for Thomson Financial, as well as senior sales leadership positions with WorldStreet Corporation and One World Software Solutions. Mr. Calnan holds a Bachelors of Arts degree in Political Science from Saint Michael’s College.

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

Todd W. Schmidt has served as our Chief Financial Officer (“CFO”) since December 2005 and our Secretary since February 2006. Prior to joining Document Sciences, Mr. Schmidt served as the CFO of Dickie Walker Marine, Inc. from 2002 to 2005, the CFO of ENCAD, Inc. from 1996 to 2002 and as the Vice President of Finance and Administration for several Southern California companies from 1976 to 1995, including Biosym Technologies, Inc., Dura Pharmaceuticals and IVAC Corporation. He has served as a Board member and business advisor for several start-up and existing companies in the biomedical, software and other high-tech fields. Mr. Schmidt holds a BS and MBA from Northwestern University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Section 16(a)”) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission and The Nasdaq Capital Market reports of ownership and changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by the SEC to furnish Document Sciences with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to Document Sciences or written representations that no other reports were required, we believe that during the 2006 fiscal year all filings made by our officers, directors and greater than ten percent stockholders were timely filed, except for the following:

J. Douglas Winter filed two late Form 4 reports with respect to two transactions that were not reported on a timely basis. Edward Calnan filed one late Form 4 report with respect to one transaction that was not reported on a timely basis. He also filed one late Form 3 report. Margaret A. Breya, Nasser Barghouti and Tao Ye each filed one late Form 4 report with respect to one transaction that was not reported on a timely basis.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct for Document Sciences which applies to our officers, including our Chief Executive Officer and our principal financial and accounting officer. The Code of

Conduct is available on our website at www.docsciences.com. The Code of Conduct is also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices. We intend to disclose any amendments to our Code of Conduct made with respect to our directors or executive officers on our website.

Audit Committee

Our Board of Directors has established an Audit Committee. In 2006, the Audit Committee consisted of Messrs. Beard, Ringer, O’Brien and Ms. Breya. The Board of Directors has determined that each of the members of the Audit Committee is independent under the Nasdaq marketplace rules and under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that all members of the Audit Committee meet the requirements for financial literacy and that Mr. Ringer qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Beard serves as the Chairman of the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

The Compensation Committee of the Board of Directors has overall responsibility for determining the compensation of our Chief Executive Officer (“CEO”) and other executive officers. Each member of the Compensation Committee is appointed by the Board and has been determined by the Board to be an independent director under applicable NASDAQ marketplace rules.

Our executive compensation program is intended to:

•	Attract, retain, motivate and reward highly qualified executive officers who create value for our stockholders;

•	Reinforce our performance oriented, results-based culture that rewards individual, team and corporate success; and

•	Reflect the financial resources available to us based on our board approved annual business plan and our strategic objective to increase stockholder value.

Our program is designed to link executive pay levels with individual performance and our financial performance. Key elements of our executive compensation program include:

•	Annual base salaries that are competitive relative to other public technology companies in our peer group;

•	Annual variable incentive bonuses that are based on financial performance; and

•	Long-term incentive compensation that is delivered principally through stock awards.

We believe that our executive compensation program makes a significant contribution to our success, mirrors our culture and adheres to high standards of corporate governance.

Governance of Executive Compensation

The Compensation Committee of the Board of Directors plays the lead role in the governance of executive compensation at Document Sciences. In 2006, the Compensation Committee consisted of three directors—Barton Faber (Chairman), Thomas Ringer and Margaret Breya. The Compensation Committee members have extensive management and Board experience, including experience dealing with executive compensation issues.

The Compensation Committee operates under a charter adopted by the Board of Directors in 2004. The charter is posted in the “About Us/Investor Relations/Board of Director committee charters” section of our website at www.docscience.com.

The Compensation Committee’s duties and responsibilities are listed in its charter and include, but are not limited to, the following:

•	Establish an executive compensation policy that:

•	Supports the company’s business strategy and objectives;

•	Attracts and retains key executives;

•	Links compensation with business objectives and company performance under a variety of business conditions; and

•	Provides appropriate incentives for executives while enhancing stockholder value;

•	Review and approve the company’s corporate goals and objectives that are relevant to the compensation for the CEO and other executive officers;

•	Review and approve the company’s compensation plans, employment contracts and severance arrangements; and

•	Evaluate the performance of the CEO and other executive officers.

The Compensation Committee has the sole authority to select, retain and/or replace any compensation or other outside consultant for assistance in the evaluation of director, CEO or other executive officers’ compensation, including the sole authority to approve the consultant’s fees and other retention terms. Services provided by the consultant may include evaluating our existing executive officer and director compensation based on market comparables, analyzing compensation design alternatives and advising us on the new proxy statement disclosure rules. In 2005, the Compensation Committee selected Sibson Consulting (“Sibson”) as its compensation consultant to evaluate our then existing executive officer and director compensation based on market comparables, analyze compensation design alternatives and provide specific recommendations on compensation decisions regarding the CEO, executive officers, and directors. The Compensation Committee considers Sibson to be independent and selected Sibson because of its experience in compensation consulting, and its knowledge of compensation practices in the technology industry and among public companies.

The Compensation Committee met two times in 2006 and acted by unanimous written consent two times. The Chairman of the Compensation Committee prepared each meeting’s agenda, which was distributed to Compensation Committee members in advance of the meeting (along with support materials). All three Compensation Committee members attended all of the meetings in 2006. From time to time, the Compensation Committee has requested that the CEO and the Chief Financial Officer (“CFO”) attend portions of the meetings. In addition, the Compensation Committee has requested that the CEO make recommendations regarding the compensation of executive officers.

Objectives of the Document Sciences Executive Compensation Programs

We believe strongly in pay-for-performance and measurement of quantifiable results. While base salaries for the CEO and other executive officers should reflect the marketplace for similar positions at similar companies, a significant portion of their compensation is earned based on our financial performance and the financial performance of each executive’s area of responsibility. Quantifiable performance objectives are established in advance, approved by the Compensation Committee and communicated to our executive officers early in the year. We also provide significant incentives for exceeding these performance objectives. Our emphasis on measurable performance objectives emanates from our belief that sustained strong financial performance is an effective means of enhancing long-term stockholder return.

The Compensation Committee considers competitive benchmarking data in the establishment of base salaries, incentive targets, equity awards and total compensation levels. In 2006, the Compensation Committee relied on a benchmarking study conducted in 2005 by Sibson. This study compared Document Sciences’ executive compensation levels, mix of compensation elements and plan design to 12 comparable public technology companies that primarily provide software and services—Stellent Inc., Mobius Management Systems Inc., Docucorp International Inc., Captiva Software Corporation, I-Many Inc., Segue Software Inc., Scientific Learning Corporation, GSE Systems Inc., Convera Corporation, Peerless Systems Corporation, Astea International inc., and Omrtool Ltd. The Compensation Committee made adjustments to our executive compensation program in late 2005 based on the following results and recommendations of the benchmarking study:

•

Base salaries for our executive officers approximated the study median. Base salaries were then set at slightly above the study median to remain fixed for three years, subject to the Compensation Committee’s evaluation of existing business conditions.

•	Annual incentive awards for most executive positions were approximately equal to the study median and no adjustment was made.

•	Total cash compensation targets were approximately equal to the study median and no adjustment was made.

•	Equity award levels for certain executive officers were adjusted based upon corporate practices and the available remaining stock grant pool.

•	Employment agreements and change-in-control provisions were significantly less than typical programs offered in the market and were adjusted to approximate market practices.

Elements of Document Sciences’ Executive Compensation Program

Our executive compensation program consists of five basic elements—base salary; variable incentive bonuses; long-term incentive compensation that is currently delivered through stock options and restricted stock grants; employee benefits and executive perquisites and income protection features such as employment agreements and change-in-control provisions. The remainder of this section provides details on each of these elements of our executive compensation program.

Base Salary

Our objective is to provide our executive officers and other employees with base salaries competitive with our peer group. We provide this opportunity in order to attract and retain an appropriate caliber of talent and experience for our workforce. The base salary for each of our executive officers is initially established through negotiation at the time of hire, based on such factors as the officer’s qualifications, experience, prior salary and competitive salary information. Any increases thereafter are determined by an assessment of the officer’s sustained performance as well as competitive salary information. In general, our Compensation Committee targets base salaries for our executive officers to be slightly above the median level of the compensation range for our peer group of companies.

The Compensation Committee established 2006 through 2008 base salaries for Document Sciences’ executive officers in July 2005, based on Sibson’s benchmarking study and recommendation and the Compensation Committee’s assessment of each officer’s sustained performance. Although the base salaries were set slightly above the median, they were fixed for three years. With respect to base salaries, the Compensation Committee retains the discretion to modify such salary based upon the Compensation Committee’s evaluation of existing business conditions.

Annual Variable Incentive Bonuses

We provide the opportunity for our executive officers and other employees to earn an annual cash bonus. We provide this opportunity in order to attract and retain an appropriate caliber of talent and experience for our key positions and to motivate executive officers and other eligible employees to achieve our annual business goals. A significant portion of each of our executive officers’ total annual cash compensation is dependent on our company’s and the individual executive’s achievement of financial and other objectives set forth in our annual Executive Bonus Plan. Any bonus payouts under our annual Executive Bonus Plan to our executive officers are based on the following three factors, which are discussed in more detail below:

•	the executive officer’s cash bonus target;

•	the financial performance of our company; and

•	the executive officer’s individual performance.

For the 2006 Executive Bonus Plan, the Compensation Committee established a 2006 annual cash bonus target for each of our executive officers based in part on guidance provided by Sibson . In establishing the annual cash bonus targets, the Compensation Committee’s goal was to set bonus targets at a level such that total annual cash compensation paid to each of our executive officers if the 100% target was achieved would be at the median of total annual cash compensation, including base salary, paid to similarly situated executive officers in the core peer companies identified by Sibson . For 2006, cash bonus targets at the 100% target net income level for our executive officers ranged from 10% to 50% of each executive officer’s base salary.

For purposes of the 2006 Executive Bonus Plan, our company’s financial performance for fiscal year 2006 was measured by net income. In order for our executive officers to receive any bonus payout for 2006, a minimum net income needed to be reached. If our company did not achieve this threshold, no bonus payouts would be paid to any of our executive officers with respect to fiscal year 2006. When setting this threshold, the Compensation Committee believed that the performance goal was reasonably achievable. If our company achieved its target net income, each of our executive officers would become eligible to receive 100% of his target, subject to further adjustment based on his or her performance. If we achieved operating results above the threshold but below the target, the bonus payout would be an amount less than 100% of the target. If our company exceeded its target net income, the bonus payout would be an amount greater than 100% of the target, but no more that 200% of the target. See the “Grants of Plan Based Awards” table for additional information relating to the 2006 Executive Bonus Plan. Our Senior Vice President of Sales participates in a separate variable compensation plan based upon sales bookings and did not participate in the 2006 Executive Bonus Plan.

With respect to individual performance, the Compensation Committee retains the discretion to modify the payout based upon the Compensation Committee’s evaluation of the executive officer’s overall performance and contributions to our company and other events. These adjustments may exclude all or a portion of both the positive or negative effect of external events that are outside the control of our executive officers, such as natural disasters, litigation, or regulatory changes in accounting or taxation standards. These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or significant strategic events that are within the control of our executive officers, but that are undertaken with an expectation of improving our long-term financial performance, such as acquisitions.

In 2006, our company did not meet the minimum net income threshold. As a result, the Compensation Committee did not award any bonuses to our executive officers under the 2006 Executive Bonus Plan, but did award special bonuses outside the plan. The Compensation Committee determined that revenue deferral of certain license agreements due to compliance with accounting standards, as well as, our decision to incur significant expense by substantially increasing our domestic sales force in the latter part of 2006 to position us to meet 2007 sales objectives impacted our ability to achieve our target net income for 2006.

Long-Term Incentive Compensation

In 2006, our long-term incentive compensation consisted of stock option and restricted stock awards. We currently believe that stock options and restricted stock awards are the best vehicles for aligning the interests of executives and shareholders of a growth-oriented company because executives will benefit if there is stock price appreciation. Each of our executive officers received an initial stock option or restricted stock grant that was individually negotiated in connection with his respective employment agreement and each has received subsequent stock option grants as an incentive for continued employment. Because there were a limited number of shares available for issuance under our stock incentive plans, in late 2005, we reduced stock option grants and replaced them with restricted stock grants. This allows us to utilize fewer shares while still providing the necessary incentives to attract and retain executives and other employees.

Grants of stock options and time-vested restricted stock during 2006 were awarded under our 2004 Stock Incentive Plan and, in the case of our Senior Vice President of Sales, under a Stock Option and Restricted Stock Plan and Agreement. Details on awards granted during 2006 to our CEO and other Named Executive Officers may be found in the table entitled “Grants of Plan-Based Awards.” Details on all options exercised in 2006 by our CEO and other Named Executive Officers may be found in the table entitled “Options Exercised and Stock Vested.” Consistent with our governance standards and 2004 Stock Incentive Plan guidelines, stock option grants and restricted stock awards are approved by the Compensation Committee and granted on the date of approval by our Board of Directors at their regular board meetings. Restricted stock awards vest either (i) over four years starting on the first anniversary of the grant, with an additional 25% of the award vesting each year on the anniversary of the grant or (ii) over three years with 30% on the first anniversary of the grant, 30% on the second anniversary of the grant, and 40% on the first anniversary of the grant .Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant, vest 25% on the first anniversary of the date of the grant with the balance vesting monthly in equal installments over the next three years, and remain exercisable until the ten year anniversary of the grant, subject to shorter exercise periods following termination of employment.

Details on all outstanding option awards and stock awards of our CEO and other Named Executive Officers as of the end of 2006 may be found in the table entitled “Outstanding Equity Awards at Fiscal Year End.” Only one Named Executive Officer received a restricted stock award in 2006. On February 1, 2006, Mr. Schmidt received a restricted stock grant of 7,500 shares of our common stock in connection with the beginning of his employment at Document Sciences. No equity incentives were awarded to the CEO or other Named Executive Officers during 2006 in light of their already significant stock option, restricted stock, and common stock holdings. The Compensation Committee believes that in light of the already significant holdings of the CEO and other Named Executive Officers and the limited number of shares available for issuance under our stock incentive plans, granting additional equity awards would not provide any additional incentives to such officers.

Employee Benefits and Executive Perquisites

As disclosed in the “All Other Compensation” column of the Summary Compensation Table, we provide our CEO and other executive officers with a limited number of special benefits and perquisites. We pay for healthcare premiums for the CEO and each of the executive officers. Mr. McGannon also receives a $500 per month automobile allowance, and Mr. Ye receives an annual stipend of $50,000 for housing and other living expenses in China. We believe that these benefits and perquisites are not unusual in our industry. In addition, the CEO and other executive officers participate in the same employee benefit plans as all other employees. The employee benefit programs, which are reviewed periodically by the Compensation Committee, include a 401(k) retirement program to which we make contributions and various health and welfare benefit programs. We believe that these programs are also generally consistent with technology industry practice for companies of our size and financial position.

Income Protection Programs

Consistent with peer-group practice (as determined in Sibson’s 2005 study), we have entered into employment agreements with our CEO and certain executive officers. The purpose of these employment agreements, which include severance arrangements in the event of termination or a change in control, is to enhance our executive recruiting and retention efforts by following industry practices, and to provide our executives with reasonable levels of income protection while being responsible in the potential use of shareholder assets. Sibson’s 2005 research indicated that the severance-related benefits provided to our executive officers at that time were at the lower end of the peer-group range of practices. These employment agreements are explained in more detail under the section “Potential Payments upon Termination or Change in Control.” We believe that the employee agreements are in our stockholders’ best interests because they encourage the CEO and other executive officers to support transactions that are in the best interests of stockholders.

Stock Ownership Guidelines

We do not currently have stock ownership guidelines for our CEO and other executive officers. Sibson’s 2005 research did not indicate that such programs are prevalent practice among our peer group. Also, the Compensation Committee recognizes that the CEO and most other executive officers hold a significant number of shares and/or stock options and thus are strongly aligned with shareholder interests.

Impact of Regulatory Requirements

The Compensation Committee considers regulatory requirements and their impact when making executive compensation decisions concerning the CEO and other executive officers. We adopted SFAS No. 123R effective for the 2006 fiscal year. In determining option awards for 2006, the Compensation Committee generally considered the potential expense of those programs under SFAS No. 123R and the impact on earnings per share. The Compensation Committee concluded that the award levels were in the best interests of stockholders given competitive compensation practices in the technology industry and among our peer companies, the awards’ potential expense, the company’s performance, and the impact of the awards on employee motivation and retention.

Conclusions

We believe that our executive compensation program strongly supports our philosophy of pay-for-performance. We further believe that compensation levels and programs for the CEO and other executive officers are consistent with competitive practices in our industry and thus advance our recruiting and retention objectives. The Compensation Committee will continue to review our programs on a regular basis and will update them from time to time based on changes in competitive practices, regulatory requirements and our needs.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectfully submitted by the Compensation Committee,

Barton L. Faber, Chairman

Thomas L. Ringer

Margaret A. Breya

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our CEO, CFO, and our other three most highly compensated executive officers (the “Named Executive Officers”) for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)(1)	(f)	(g)	(h)	(i)		(j)
John L. McGannon President & Chief Executive Officer	2006	$275,000	(2)	$40,000	—	—	—	—	$20,791	(3)	$335,791

Todd W. Schmidt Chief Financial Officer	2006	$150,577		$6,000	$27,078	—	—	—	—		$187,962

Nasser S. Barghouti Chief Technology Officer	2006	$200,000	(4)	$40,000	$61,194	—	—	—	$7,163	(5)	$308,357

J. Douglas Winter Chief Operating Officer	2006	$200,000	(6)	$40,000	$61,194	—	—	—	$14,561	(7)	$315,755

Tao Ye General Manager of Asian Operations	2006	$175,000	(8)	$40,000	$61,194	—	—	—	$62,384	(9)	$338,578

(1)	The value reported under the Stock Awards column for each Named Executive Officer is the aggregate cost recognized in the Company’s financial statements for such awards for the fiscal year, including awards granted in prior fiscal years. The costs for awards made during fiscal year 2006 are determined in accordance with SFAS 123(R), and, under SEC rules, disregard adjustments for forfeiture assumptions. The costs for awards made prior to fiscal year 2006 are determined in accordance with the modified prospective transition method under SFAS 123(R). The assumptions for the valuation determinations are provided in Note 1 to our financial statements contained in the Form 10-K for the year ended December 31, 2006.

(2)	This amount includes a $3,000 contribution by Mr. McGannon to his account in the Company’s 401(k) plan.

(3)	All Other Compensation includes $11,791 of health and life insurance benefits, a $6,000 automobile allowance and $3,000 of company matching contributions to the 401(k) plan. Document Sciences matches 100% of its employees’ 401(k) contributions up to a maximum of $3,000. Mr. McGannon’s 401(k) account is 100% vested.

(4)	This amount includes a $15,000 contribution by Mr. Barghouti to his account in the Company’s 401(k) plan.

(5)	This amount includes $4,163 of health and life insurance benefits and $3,000 of company matching contributions to the executive’s 401(k) account. Mr. Barghouti’s 401(k) account is 50% vested.

(6)	This amount includes a $15,000 contribution by Mr. Winter to his account in the Company’s 401(k) plan.

(7)	In addition to $11,561 of health and life insurance benefits, this amount includes $3,000 of company matching contributions to Mr. Winter’s 401(k) account. . Mr. Winter’s 401(k) account is 50% vested.

(8)	This amount includes a $15,000 contribution by Mr. Ye to his account in the Company’s 401(k) plan.

(9)	This amount includes $9,384 of health insurance benefits, a $50,000 of annual stipend for housing and other living expenses and $3,000 of company matching contributions to Mr. Ye’s 401(k) account. Mr. Ye’s 401(k) account is 50% vested.

Grants of Plan Based Awards

The following table sets forth, for the fiscal year ended December 31, 2006, certain information regarding incentive plan awards granted to the CEO, CFO and other Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Awards: Number of Securities Underlying Options (#)	All Other Awards: Number of Securities Underlying Options (#)	Grant Date Total Fair Value of Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i) (2)	(j)	(k)	(l) (3)
John L. McGannon	1/11/2006	$27,500	$137,500	$275,000	—	—	—	—	—	—	—

Todd W. Schmidt	1/11/2006 2/1/2006	$7,500 —	$15,000 —	$37,500 —	— —	— —	— —	— 7,500	— —	— —	$ — 57,000

Nasser S. Barghouti	1/11/2006	$20,000	$100,000	$200,000	—	—	—	—	—	—	—

J. Douglas Winter	1/11/2006	$20,000	$100,000	$200,000	—	—	—	—	—	—	—

Tao Ye	1/11/2006	$20,000	$100,000	$200,000	—	—	—	—	—	—	—

(1)	These awards were granted pursuant to our 2006 Executive Bonus Plan, an annual non-equity incentive plan. This plan is described in more detail in Compensation Discussion and Analysis above. The “target” is the amount our Named Executive Officers would receive assuming that our company achieved its target net income in 2006. For the Named Executive Officers, the 2006 Executive Bonus Plan would have paid out if our company achieved a minimum net income amount in 2006 and was capped at a maximum net income amount. Because we did not achieve our minimum net income in 2006, no bonuses were paid to the Named Executive Officers under our 2006 Executive Bonus Plan.

(2)	This restricted stock award was granted pursuant to our 2004 Stock Incentive Plan. This restricted stock award vests in four equal annual installments beginning on the one year anniversary of the grant date.

(3)	This amount represents the grant date fair value, computed in accordance with SFAS No. 123(R), of restricted stock units granted in 2006. The grant date fair value was determined by multiplying the total number of shares of our common stock underlying the restricted stock award by $7.60, the closing price of our company’s common stock on NASDAQ on the grant date in accordance with SFAS No. 123(R).

Outstanding Equity Awards at Fiscal Year End 2006

The following table sets forth certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights That Have Not Vested ($)
(a)	(b) (1)	(c)	(d)	(e)		(f) (2)	(g)	(h) (3)	(i)	(j)
John L. McGannon	15,000 95,000 114,200 40,000 75,000 40,000			$ $ $ $ $ $	1.75 1.97 1.47 2.81 3.17 5.24	10/18/2008 09/14/2009 02/12/2011 01/30/2012 01/27/2013 04/01/2015

Todd W. Schmidt	—	—	—		—	—	7,500	$50,250	—	—

Nasser S. Barghouti	20,000	—	—		$5.24	04/01/2015	17,500	$117,250	—	—

J. Douglas Winter	20,000	—	—		$5.24	04/01/2015	17,500	$117,250	—	—

Tao Ye	20,000	—	—		$5.24	04/01/2015	17,500	$117,250	—	—

(1)	On December 22, 2005, the Board of Directors approved the immediate and full vesting of all unvested stock options, including the options listed in column (b).

(2)	All Options listed have a ten (10) year term.

(3)	This amount was determined by multiplying the total number of shares of our common stock underlying the restricted stock award by $6.70, the closing price of our company’s common stock on NASDAQ on December 29, 2006.

Option Exercises and Stock Vested Table

The following table sets forth certain information concerning option exercises and stock vested held by the CEO, CFO and other Named Executive Officers as of December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e) (1)
John L. McGannon	—	—	—	—
Todd W. Schmidt	—	—	—	—
Nasser S. Barghouti	—	—	7,500	$45,375
J. Douglas Winter	—	—	7,500	$45,375
Tao Ye	—	—	7,500	$45,375

(1)	Column (e) indicates the aggregate dollar amounts realized by each Named Executive Officer, upon the vesting of portion of their restricted stocks awarded. September 19, 2006 was the vesting date of the indicated number of shares (Column (d)). The closing price of the company stock on the vesting date was $6.05.

Potential Payments Upon Termination Or Change Of Control

The tables below reflect the amount of compensation to each of the Named Executive Officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006 and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Employment Contracts and Severance Arrangements

Employment Agreement with John L. McGannon

Mr. McGannon’s Employment Agreement is effective as of October 1, 2005 and provides for a base annual salary of $275,000 and a performance-based bonus equal to 50% to 100% of such annual base salary. The criteria for the performance-based bonus and amount of the payment will be determined by the Compensation Committee in its sole and absolute discretion. The Employment Agreement also entitles Mr. McGannon to receive, upon termination of his employment for any reason, payments equal to (i) the portion of his then current annual base salary which has accrued through the date of his termination, (ii) any vested bonus payments, stock options or restricted stock to which he is entitled as of the date of his termination and (iii) any payments for unused vacation and reimbursement of expenses which are due, accrued or payable as of the date of his termination. If Mr. McGannon is terminated by the Company without cause, but not in connection with a change in control of the Company as described below, then in addition to the payments described in (i), (ii) and (iii) above, he is entitled to receive (x) an amount equal to his then-current annual base salary and performance-based bonus for a 12-month period and (y) continuation of health benefits for a 12-month period. If either 30 days before or within 18 months following a change in control of the Company, Mr. McGannon is terminated by the Company without cause or he terminates his employment for good reason, then in addition to the payments described in (i), (ii) and (iii) above, he is entitled to receive (A) an amount equal to two times his annual base salary and prorated performance-based target bonus and (B) continuation of health benefits for a 24-month period. In addition, Mr. McGannon has agreed under his Employment Agreement that he will not, while his Employment Agreement is in effect and for 12 months after its termination, solicit or attempt to solicit (or assist others to solicit) for employment any person who is, or within the preceding 12 months was, an employee of the Company.

Employment Agreements with Nasser Barghouti, J. Douglas Winter and Tao Ye

Each of Mr. Barghouti’s, Mr. Winter’s and Mr. Ye’s Employment Agreement is effective as of October 1, 2005 and provides for a base annual salary of $200,000 for Mr. Barghouti and Mr. Winter’s, $175,000 for Mr. Ye and a performance-based bonus equal to 50% to 100% of such annual base salary. The criteria for the performance-based bonus and amount of the payment will be determined by the Compensation Committee in its sole and absolute discretion. The Employment Agreement also entitles each of them to receive, upon termination of his employment for any reason, payments equal to (i) the portion of his then current annual base salary which has accrued through the date of his termination, (ii) any vested bonus payments, stock options or restricted stock to which he is entitled as of the date of his termination and (iii) any payments for unused vacation and reimbursement of expenses which are due, accrued or payable as of the date of his termination. If Mr. Barghouti, Mr. Winter or Mr. Ye is terminated by the Company without cause, but not in connection with a change in control of the Company as described below, then in addition to the payments described in (i), (ii) and (iii) above, each is entitled to receive (x) an amount equal to his then-current annual base salary for a 6-month period and (y) continuation of health benefits for a 6-month period. If either 30 days before or within 18 months following a change in control of the Company, any of them is terminated by the Company without cause or any terminates his employment for good reason, then in addition to the payments described in (i), (ii) and (iii) above, he is entitled to receive (A) an amount equal to 1.5 times his annual base salary and prorated performance-based target bonus and (B) continuation of health benefits for an 18-month period. In addition, each of Mr. Barghouti, Mr. Winter or Mr. Ye has agreed under his Employment Agreement that he will not, while his Employment Agreement is in effect and for 12 months after its termination, solicit or attempt to solicit (or assist others to solicit) for employment any person who is, or within the preceding 12 months was, an employee of the Company.

a) Payments Made Upon Termination

Regardless of the manner in which a Named Executive Officer’s employment terminates, he will be entitled to receive amounts earned during his term of employment. Such amounts include:

•	The portion of his then current annual base salary which has accrued through the date of his termination,

•	Vested stock options and restricted stock

•	Payment for unused vacation

•	Unreimbursed business expenses

b) Payments Made Upon Termination Without Cause

If a Named Executive Officer’s employment is terminated by the company without Cause, but not in connection with a Change in Control, then he/she will receive, in addition to the items identified above (section a), continuation of the Annual Base Salary and the Health Benefits as described in the Employment Contract and Severance Arrangement section above.

c) Payments Made upon a Change of Control

If, either 30 days before or within 18 months following a Change of Control, the Company terminates a Named Executive Officer’s employment without Cause, or if a Named Executive Officer terminates his/her employment for Good Reason, then the executive is entitled to receive, in addition to the items identified above (section a), portions of the Annual Base Salary and the targeted annual Bonus, as well as, continuation of Health Benefits.

d) Other

If a Named Executive Officer’s employment is terminated by the Company for Cause, in the event of death or disability or due to voluntary resignation for any reason other than for Good Reason either 30 days before or within 18 months following a Change of Control, the executive will be entitled to the compensation set forth in section (a).

The use of the term “Cause” herein shall mean:

a)	An act of willful dishonesty taken in connection with the executive’s responsibilities as an employee and causing damage to the Company;

b)	The executive’s commission of, or plea of nolo contender to, a felony;

c)	The executive’s insubordination or willful refusal to follow reasonable directives of the Board of Directors;

d)	The executive’s violation of the Confidentiality Agreement between him/her and the Company; and

e)	The executive’s gross negligence or willful misconduct in the performance of his/her duties as an employee of the Company.

The following tables indicate the potential payments and benefits to which the Named Executive Officers will be entitled upon termination of employment. Calculations for the following tables are based on the following assumptions: (i) the triggering event occurred on December 31, 2006; (ii) salaries were paid through December 31, 2006; and (iii) the per share price of our common stock is $6.70, the closing price on December 29, 2006.

Voluntary Termination, Involuntary For Cause Termination, Disability or Death

Name	Salary	Bonus	Stock Options	Benefits & Unpaid Vacation	Total Benefits
John L. McGannon	—	—	$1,599,825	$22,012	$1,621,837
Todd W. Schmidt	—	—	—	—	—
Nasser S. Barghouti	—	—	$29,200	$7,596	$36,796
J. Douglas Winter	—	—	$29,200	$21,442	$50,642
Tao Ye	—	—	$29,200	$20,192	$49,392

Voluntary Termination for Good Reason or

Involuntary Not for Cause Termination as a result of a Change in Control

Payments for termination associated with Change in Control will be awarded if the triggering event takes place within 30 days before or 18 months following the change in control of the company.

Name	Salary	Bonus	Stock Options	Benefits & Unpaid Vacation	Total Benefits
John L. McGannon	$550,000	$275,000	$1,599,825	$45,594	$2,470,419
Todd W. Schmidt	—	—	—	—	—
Nasser S. Barghouti	$300,000	$150,000	$29,200	$13,841	$493,041
J. Douglas Winter	$300,000	$150,000	$29,200	$38,784	$517,984
Tao Ye	$262,500	$131,250	$29,200	$90,518	$513,468

Involuntary Not For Cause Termination

Name	Salary	Bonus	Stock Options	Benefits & Unpaid Vacation	Total Benefits
John L. McGannon	$275,000	$137,500	$1,599,825	$33,803	$2,046,128
Todd W. Schmidt	—	—	—	—	—
Nasser S. Barghouti	$100,000	—	$29,200	$9,678	$138,878
J. Douglas Winter	$100,000	—	$29,200	$27,223	$156,423
Tao Ye	$87,500	—	$29,200	$37,384	$154,084

Director Compensation

Pursuant to our director compensation arrangement, non-employee directors receive the following compensation:

•	an annual retainer of $20,000 for each director and $35,000 for the Chairman of the Board;

•	$1,200 per day per Board meeting attended in person;

•	$600 per Board meeting attended by teleconference;

•	$1,200 for each committee meeting attended in person;

•	$600 for each committee meeting attended by teleconference; and

•	a restricted stock grant of 10,000 shares of common stock, granted under our 2004 Stock Incentive Plan, as of the business day immediately following each annual meeting of stockholders.

In September 2005, we eliminated the stock option grant to acquire up to 30,000 shares of our common stock, as of the business day immediately following each annual meeting of stockholders and upon initial appointment to the Board, and replaced it with a restricted stock grant of 10,000 shares of our common stock, vesting over three years. This grant occurs upon initial appointment to the Board and as a grant occurring once every three years, unless otherwise adjusted at the discretion of the Compensation Committee.

Directors who are also our employees of Document Sciences do not receive extra compensation for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b) (1)	(c) (2)	(d)	(e)	(f)	(g)	(h)
Thomas L. Ringer	$57,550	$15,818	—	—	—	—	$73,368
Ronald S. Beard	$33,800	$15,818	—	—	—	—	$49,618
Margaret A. Breya	$27,800	$47,203	—	—	—	—	$75,003
Barton L. Faber	$30,200	$15,818	—	—	—	—	$47,018
Colin J. O’Brien	$33,800	$15,818	—	—	—	—	$49,618

(1)	Amounts in column (b) include retainer, committee and board meeting fees.

(2)	The value reported under the Stock Awards column for each director is the aggregate cost recognized in the Company’s financial statements for such awards for the fiscal year, including awards granted in prior fiscal years. The costs for awards made during fiscal year 2006 are determined in accordance with SFAS 123(R), and, under SEC rules, disregard adjustments for forfeiture assumptions. The costs for awards made prior to fiscal year 2006 are determined in accordance with the modified prospective transition method under SFAS 123(R). The assumptions for the valuation determinations are provided in Note 1 to our financial statements contained in the Form 10-K for the year ended December 31, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, the Compensation Committee of the Board of Directors consisted of Mr. Faber, Mr. Ringer and Ms. Breya. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee.

During 2006, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our equity compensation plans as of December 31, 2006, which plans were as follows: the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan and the 1997 Employee Stock Purchase Plan, as amended.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,277,613	(1)	$2.97		196,513	(3)
Equity compensation plans not approved by security holders	50,000	(1)	$3.10	(2)	—

Totals	2,327,613		$2.97		196,513

(1)	Includes restricted stock grants at no cost to grantee.

(2)	Does not include restricted stock, which does not have an exercise price.

(3)	Includes 74,657 shares of our common stock that may be issued under the 1997 Employee Stock Purchase Plan. The 1997 Employee Stock Purchase Plan expired on March 31, 2007.

BENEFICIAL OWNERSHIP

The following table sets forth the beneficial ownership of Document Sciences common stock as of March 20, 2007, for the following: (i) each person or group of affiliated persons known to us to beneficially own 5% or more of our common stock; (ii) each of our directors and nominees; (iii) each of our executive officers listed in the Summary Compensation Table; and (iv) all of our directors and executive officers as a group.

	Common Stock
Name and Addresses (1)	Number of Shares Owned (2)	Rights to Acquire (3)	Shares Beneficially Owned (4)	Percentage Beneficially Owned (4)
Principal Stockholders
Kevin C. Howe (5)	278,977	—	278,977	6.45%
5416 Arbor Hollow McKinney, Texas 75070
E. M. Palandri	174,079	70,000	244,079	5.55
c/o Document Sciences Corporation 5958 Priestly Drive Carlsbad, CA 92008
E. Jeffrey Peierls (6)	349,100	—	349,100	8.07
c/o U.S. Trust Company of N.Y. 114 West 47th Street New York, NY 10036
Thomas Satterfield, Jr. (7)	236,996	—	236,996	5.48
2609 Caldwell Mill Lane Birmingham, AL 35243
Wedbush, Inc. (8)	329,696	—	329,696	7.62
1000 Wilshire Blvd. Los Angeles, CA 90017
Daniel Zeff (9)	601,816	—	601,816	13.91
500 California Street, Suite 1500 San Francisco, CA 94111

Directors and Nominees
John L. McGannon	5,000	379,200	384,200	8.16
Thomas L. Ringer (10)	376,516	280,000	656,516	14.26
Ronald S. Beard	2,500	60,000	62,500	1.42
Margaret A. Breya	3,000	—	3,000	*
Barton L. Faber	64,000	365,000	429,000	9.15
Colin J. O’Brien	14,600	150,000	164,600	3.67
Additional Named Executive Officers Todd W. Schmidt	1,875	—	1,875
Nasser S. Barghouti	199,617	20,000	219,617	5.05
J. Douglas Winter	228,709	20,000	248,709	5.72
Tao Ye	207,996	20,000	227,996	5.24

All directors and executive officers as a group (12 persons)	1,188,573	1,516,700	2,705,273	42.32%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the individuals or entities named above is: c/o Document Sciences Corporation, 5958 Priestly Drive, Carlsbad, California 92008.

(2)	Includes shares for which the named person has sole or shared voting and investment power. Excludes shares that may be acquired through stock option exercises.

(3)	Shares that can be acquired through stock options that are exercisable on or before May 19, 2007.

(4)	The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within sixty days of March 20, 2006, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. The applicable percentage is based on 4,323,752 shares of our common stock outstanding as of March 20, 2006.

(5)	Kevin C. Howe exercises voting and dispositive power over such shares on behalf of Mercury Management, the General Partner of Mercury Ventures, which is the General Partner of Mercury IV and Mercury V. Includes 110,020 shares owned by Mercury IV, 161,845 shares owned by Mercury V and 7,112 shares owned by Mr. Howe directly. This information is based on a Schedule 13G filed by Kevin C. Howe with the Securities and Exchange Commission on January 30, 2007.

(6)	The Peierls Foundation, Inc., E. Jeffrey Peierls, Brian E. Peierls, Malcolm A. Moore, Ethel F. Peierls Trust for Brian E. Peierls, Ethel F. Peierls Trust for E. Jeffrey Peierls, Jennie N. Peierls Trust for Brian E. Peierls, Jennie N. Peierls Trust for E. Jeffrey Peierls and U.S. Trust Company of N.Y. are each reporting persons with respect to the shares shown as beneficially owned and report varying amounts of sole and shared voting and dispositive power over such shares. This information is based on a Schedule 13G filed with the Securities and Exchange Commission on May 23, 2003.

(7)	Thomas A. Satterfield, Jr., individually and as power of attorney for A.G. Family LP, David A. Satterfield, Jeanette P. Satterfield and Margarette M. Satterfield, has shared voting and dispositive power with respect to the shares shown as beneficially owned. Thomas A. Satterfield, Jr. has (i) sole voting and sole dispositive power over 54,000 shares and 236,996 shares, and (ii) shared voting and shared dispositive power over 182,996 shares, respectively. This information is based on a Schedule 13G/A filed by Thomas A. Satterfield, Jr. with the Securities and Exchange Commission on February 1, 2006.

(8)	Wedbush, Inc., Edward W. Wedbush and Wedbush Morgan Securities, Inc. have shared voting and dispositive power with respect to the shares shown as beneficially owned. Each of Wedbush, Inc., Edward W. Wedbush and Wedbush Morgan Securities, Inc. have: (i) sole voting and sole dispositive power over 164,588 shares, 92,334 shares and 12,339 shares, respectively, (ii) shared voting power over 269,261 shares, and (iii) shared dispositive power over 329,696 shares. This information is based on a Schedule 13G/A filed by Wedbush, Inc. with the Securities and Exchange Commission on February 13, 2007.

(9)	Daniel Zeff as sole manager and member of Zeff Holding Company, LLC which in turn serves as the general partner for Zeff Capital Partners I, L.P. has sole voting and sole dispositive power over 601,816 shares. Mr. Zeff also provides discretionary investment management services to Zeff Capital Offshore Fund (“ZCF”), a class of shares of Spectrum Galaxy Fund Ltd. This information is based on a Schedule 13G/A filed by Daniel Zeff with the Securities and Exchange Commission on February 13, 2007.

(10)	Mr. Ringer is the Chairman of the Board of Directors of Wedbush Morgan Securities, Inc. and has been attributed the beneficial ownership of the 329,696 shares reported as beneficially owned by Wedbush Morgan Securities, Inc. Mr. Ringer disclaims beneficial ownership of the 329,696 shares reported as beneficially owned by Wedbush Morgan Securities, Inc. In addition, pursuant to a trust, Mr. Ringer and his spouse share voting and investment powers as co-trustees with respect to 46,820 shares of our common stock shown as beneficially owned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed elsewhere in this document, no director, executive officer, nominee for election as a director nor any beneficial holder of more than five percent of Document Sciences’ outstanding capital stock, had any material interest, direct or indirect, in any reportable transaction with Document Sciences during the last fiscal year, or since the commencement of the current fiscal year, or any reportable business relationship with Document Sciences during such time.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors. Those indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law. In addition, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

Procedures for Approval of Related Person Transactions

Our policy for the review and approval of transactions between us and related persons is set forth in the charter of our Audit Committee. Pursuant to the charter of our Audit Committee, it is the responsibility of our Audit Committee to review and approve all transactions or arrangements to which we were or will be a participant in which any director or executive officer had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Ringer, Faber, O’Brien, Beard and Ms. Breya are independent directors, within the meaning of Rule 4200(a)(15) under NASDAQ listing standards. Mr. McGannon does not meet the aforementioned independence standards because of his relationship as an employee of Document Sciences.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees paid or accrued by us for audit and other services provided by Ernst & Young for fiscal years ended December 31, 2006 and December 31, 2005.

	2006	2005
Audit Fees (for annual audit, reviews of our quarterly reports on Form 10-Q, review of the annual proxy statement and consents for filings on Form S-8) (1)	$343,113	$294,299
Audit-related Fees related to the restatement of our financial statements in 2005	—	$75,000
Tax Fees	$12,000	—
All Other Fees	—	—

Total Fees	$355,113	$369,299

(1)	Includes fees and out-of-pocket expenses for the year’s audit and related quarterly reviews, whether or not yet invoiced.

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Ernst & Young LLP described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K/A:

1.	Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOCUMENT SCIENCES CORPORATION

By:	/s/ JOHN L. MCGANNON
John L. McGannon President and Chief Executive Officer

Dated: April 30, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 30, 2007 in the capacities indicated:

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

DOCUMENT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FOR YEAR ENDED DECEMBER 31, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.