Form 10-Q
period 2007-03-31
DOCUMENT SCIENCES CORP
filed 2007-05-15
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, there were 4,424,335 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$5,677,845	$5,657,380
Short-term investments	2,224,489	1,437,214
Accounts receivable, net	8,606,728	11,165,100
Other current assets	1,805,102	1,888,203

Total current assets	18,314,164	20,147,897
Property and equipment, net	740,330	725,029
Software development costs, net	508,254	746,282
Goodwill, net	4,794,740	4,495,192
Purchased intangible assets, net	405,333	—

Total assets	$24,762,821	$26,114,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492,664	$342,103
Accrued compensation	1,650,080	2,169,320
Other accrued liabilities	510,519	615,195
Deferred revenue	16,936,516	16,785,570

Total current liabilities	19,589,779	19,912,188
Obligations under capital leases	1,494	6,699
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,424	4,424
Treasury stock	(332,607)	(362,889)
Additional paid-in capital	14,562,577	14,079,885
Accumulated other comprehensive income	358	302
Retained deficit	(9,063,204)	(7,526,209)

Total stockholders’ equity	5,171,548	6,195,513

Total liabilities and stockholders’ equity	$24,762,821	$26,114,400

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenues:
License fees	$5,242,566	$5,350,769
Services and other	2,958,771	2,434,154

Total revenues	8,201,337	7,784,923
Cost of revenues:
License fees	1,102,786	1,178,595
Services and other	2,663,382	2,579,206

Total cost of revenues	3,766,168	3,757,801

Gross margin	4,435,169	4,027,122
Operating expenses:
Research and development	1,850,132	1,293,376
Selling and marketing	3,024,477	2,328,574
General and administrative	1,155,543	920,330

Total operating expenses	6,030,152	4,542,280

Loss from operations	(1,594,983)	(515,158)
Interest and other income, net	85,846	59,394

Loss before provision for income taxes	(1,509,137)	(455,764)
Provision for income taxes	27,858	3,034

Net loss	$(1,536,995)	$(458,798)

Net loss per share – basic and diluted	$(0.35)	$(0.11)

Weighted average shares used in basic calculation	4,341,284	4,219,544

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(1,536,995)	$(458,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,421	54,752
Amortization of software development costs	238,028	238,028
Provision for doubtful accounts	(22,675)	(21,478)
Stock-based compensation expense	136,859	87,393
Changes in operating assets and liabilities:
Accounts receivable	2,581,047	(551,641)
Other assets	83,101	296,711
Accounts payable	150,561	124,149
Accrued compensation	(519,240)	(602,397)
Other accrued liabilities	(104,676)	76,645
Deferred revenue	150,946	(218,925)

Net cash provided by (used in) operating activities	1,231,377	(975,561)
Investing activities
Purchases of short-term investments	(1,687,219)	(1,199,248)
Maturities of short-term investments	900,000	915,000
Purchases of property and equipment, net	(75,055)	(37,466)
Net cash paid to purchase CambridgeDocs assets	(379,988)	—

Net cash used in investing activities	(1,242,262)	(321,714)
Financing activities
Principal payments under capital lease obligations	(5,205)	(5,206)
Purchase of treasury stock	(88,481)	—
Sale of treasury stock	118,763	—
Issuance of common stock	6,273	50,021

Net cash provided by financing activities	31,350	44,815

Increase (decrease) in cash and cash equivalents	20,465	(1,252,460)
Cash and cash equivalents at beginning of period	5,657,380	6,692,642

Cash and cash equivalents at end of period	$5,677,845	$5,440,182

Supplemental disclosure of cash flow information:
Interest paid	$724	$724

Income taxes paid	$27,859	$3,034

Issuance of restricted stock grants to purchase CambridgeDocs assets	$339,560	—

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note B—Revenue Recognition

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

Note C—Computation of Net Income (Loss) Per Share

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 7,900 and 23,577 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three months ended March 31, 2007 and 2006, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding used in basic earnings per share calculation	4,341,284	4,219,544
Effect of dilutive stock options	—	—

Shares used in diluted earnings per share	4,341,284	4,219,544

Note D—Stockholders’ Equity

On August 1, 2006, the Company announced that the Board of Directors had authorized it to repurchase up to $1,000,000 of its common stock in open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time. As of March 31, 2007, the Company had purchased 38,567 shares at an average price of $6.56 per share, including fees and commissions. As of March 31, 2007, the Company has terminated its repurchase program.

Note E—Stock-Based Compensation

Stock Plan Activity

Our stock incentive plans provide for the issuance of restricted stock, incentive stock options and non-statutory options to purchase common shares and other awards to eligible employees, officers, directors and consultants. Our 2004 Stock Incentive Plan (the “2004 Plan”) provides for the issuance of up to 900,000 shares. The Compensation Committee, subject to the provisions of the 2004 Plan, determines the terms of the restricted stock and stock option agreements, including vesting requirements. In general, stock grants vest over a four year period. The maximum term of the options granted under the 2004 Plan is ten years. The exercise price of stock options under the 2004 Plan must equal at least the fair market value on the date of grant.

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

The following table summarizes stock option activity under all our equity incentive plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,126,526	$3.18
Granted	7,500	6.73
Exercised	(18,000)	2.80
Forfeited or expired	(2,000)	5.19

Outstanding at March 31, 2007	2,114,026	$3.20

Exercisable at March 31, 2007	2,020,771	$3.05

As of March 31, 2007, the aggregate intrinsic value of outstanding stock options was $6.1 million.

As of March 31, 2007, 59,356 shares were available for future issuance.

Our 1997 Employee Stock Purchase Plan provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the Plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. This plan terminated on March 31, 2007.

SFAS No. 123

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

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock grants and stock purchases for the three months ended March 31, 2007 and 2006 which was allocated as follows:

	Three Months Ended March 31,
	2007	2006
Cost of sales	$66,000	$51,000
Research and development	26,000	12,000
Selling, general and administrative	45,000	24,000

Total	$137,000	$87,000

We use the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected life of options	5.5 years	5.7 years
Expected volatility	55%	85%
Risk-free interest rates	4.6%	4.4%
Dividend yields	0%	0%

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

Nonvested Shares

Stock Options. A summary of the status of our nonvested stock options issued under the plan for the three months ended March 31, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2006	90,815	$6.25
Granted	7,500	6.73
Vested	(5,060)	6.31
Canceled	0	0

Nonvested shares outstanding at March 31, 2007	93,255	$6.29

As of March 31, 2007, there was approximately $147,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.21 years. During the three months ended March 31, 2007, we recognized approximately $22,000 in compensation expense related to nonvested shares.

Restricted Stock. A summary of the status of our nonvested restricted stock issued under the plan for the three months ended March 31, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2006	151,087	$6.74
Granted	57,000	6.72
Vested	(2,839)	7.60
Canceled	(562)	7.60

Nonvested shares outstanding at March 31, 2007	204,686	$6.72

As of March 31, 2007, there was approximately $717,000 of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.55 years. During the three months ended March 31, 2007, we recognized approximately $93,000 in compensation expense related to nonvested restricted stock.

Note F—Income Taxes

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

As a result of the adoption of FIN 48, we have recorded no change to retained earnings at January 1, 2007. We had no unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. At March 31, 2007, we had no unrecognized tax benefits. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at March 31, 2007.

We have not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future. If we experienced a greater than 50 percentage point change or shift in ownership over a 3-year time frame since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383. The annual limitation generally is determined by multiplying the value of our stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Note G—Acquisition of Certain Assets of CambridgeDocs

On January 29, 2007, we acquired certain assets of CambridgeDocs, a provider of software utilized in document transformation and repurposing. The total cost of the asset acquisition and the subsequent allocation was as follows:

Total acquisition costs:
Issuance of 52,000 shares of common stock	$339,560
Cash paid at acquisition to sellers	329,000
Acquisition costs	50,988

$719,548

Allocated to assets and liabilities as follows:
Intangible assets acquired	$420,000
Goodwill	299,548

$719,548

Pro forma information has not been reported because of its immaterial amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenues:
License fees	64%	69%
Services and other	36	31

Total revenues	100	100
Cost of revenues:
License fees	14	15
Services and other	32	33

Total cost of revenues	46	48

Gross profit	54	52

Operating expenses:
Research and development	23	17
Selling and marketing	37	30
General and administrative	14	12

Total operating expenses	74	59

Loss from operations	(20)	(7)
Interest and other income, net	1	1

Loss before income taxes	(19)	(6)
Provision for income taxes	—	—

Net loss	(19)%	(6)%

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

	Three Months Ended March 31,
	2007		2006
License fees	$5,242	(2)%	$5,351	25%
Services and other	2,959	22	2,434	22

Total revenues	$8,201	5%	$7,785	24%

Cost of Revenues

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

	Three Months Ended March 31,
	2007		2006
License fees	$1,103	(6)%	$1,179	5%
Services and other	2,663	3	2,579	65

Total cost of revenues	$3,766	0%	$3,758	40%

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

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended March 31,
	2007		2006
Research and development	$1,850	43%	$1,293	(5)%
Selling and marketing	3,024	30	2,329	17
General and administrative	1,156	26	920	7

Total operating expenses	$6,030	33%	$4,542	8%

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

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

The slight decrease in license fee revenue in the first quarter of 2007 from the comparable 2006 period was primarily due to lower initial sales of our software products, somewhat offset by higher post contract support revenue.

First quarter 2007 services and other revenues increased 22% over first quarter 2006 amounts. The majority of the increase was from the delivery of implementation and other services to customers who have licensed our xPression software. Consulting services provided by our Objectiva subsidiary also contributed to the quarterly increase.

The 6% decrease in license fees cost of revenue in the first quarter of 2007 was primarily due to a decrease in personnel and personnel related costs as staff was transferred to our research and development efforts, offset by an increase of approximately $60,000 in software royalties and other product costs.

Services and other cost of revenues in the first quarter of 2007 increased by 3% over the first quarter of 2006 due to an increase in staff and personnel related costs and management required to execute on existing projects.

The 43% increase in first quarter 2007 research and development costs over the comparable quarter in 2006 was primarily due to an increase in personnel costs related to staff transferred from our customer support group and to our Objectiva Chinese operation necessary to support additional development and enhancement of our xPression product line, as well as our more mature Autograph product line. Research and development staff totals were 136 professionals at March 31, 2007 compared to 110 employees at March 31, 2006. In addition, costs associated with our acquisition of CambridgeDocs contributed to the increase.

The 30% increase in first quarter 2007 selling and marketing expenses over the 2006 quarter was primarily due to increases in salary and personnel related costs, partially offset by a decrease in commissions, which accounted for approximately $344,000, or 17% increase, and trade show, advertising and promotion expenses, which accounted for approximately $187,000, or 9% increase.

First quarter 2007 general and administrative expenses increased by 26% over the comparable 2006 quarter and were primarily driven by salary and personnel related expense increases of approximately $123,000, taxes of approximately $39,000, and costs associated with being a publicly traded company of $62,000.

Interest and other income, net in the first quarter of 2007 increased by approximately $26,000 over the comparable 2006 quarter due to higher interest income due to higher interest rates on invested cash balances.

The first quarter provisions for income taxes in 2007 and 2006 relate to foreign taxes.

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

At March 31, 2007, we had approximately $7.9 million in cash, cash equivalents and short-term investments. This is a decrease of approximately $808,000 from our December 31, 2006 balance. The decrease during the quarter was mainly due to the loss for the quarter, the cash used in the asset purchase of CambridgeDocs, the decrease in accrued compensation related to the payment of year-end commissions and bonuses, partially offset by collections of accounts receivable.

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

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. The following information shows future minimum rental payments required in the aggregate and for each of the five succeeding fiscal years:

	Payment Due by Period
	Totals	9 Months Ended December 31	1-3 Years	3-5 Years
Capital Lease Obligations	$22,315	$15,616	$6,699	$0
Operating Lease Obligations	2,874,929	663,759	1,457,380	753,790

Totals	$2,897,244	$679,375	$1,464,079	$753,790

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

Our actual results could differ materially from those discussed herein due to a number of factors, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. Except as required by law, we undertake no obligation to publicly release the results of any revision of, or otherwise update, the forward-looking statements.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $888,000 and $929,000 for the three months ended March 31, 2007 and 2006, respectively, representing 11% and 12% of our total revenues, respectively.

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

Revenues from end users in the insurance industry accounted for 44% of total revenues for the three months ended March 31, 2007 and 2006. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales accounted for 27% and 16% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.

We license our products in Europe through value-added resellers (VARs) and to a much lesser extent, direct sales. Revenues generated by these activities were $1.2 million and $742,000 for the three months ended March 31, 2007 and 2006, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $1.0 million and $469,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Our Objectiva software engineering and professional services team of 251 employees are located in two facilities in China. We are subject to a variety of risks associated with conducting operations in China, including those related to general economic conditions, regulatory changes, political unrest and potential reduced protection for our intellectual property rights. In addition to facing the difficulty of managing a large offshore organization, we must comply with a variety of laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposures are related to U.S. Dollar to Euro and U.S. Dollar to Chinese Yuan conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected second quarter 2007 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2007. Declines in interest rates over time will, however, reduce our interest income.

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

The following table provides information about purchases by the Company during the fiscal quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased (1)
January 1-31, 2007	860	$6.55	26,786	$829,671
February 1-28, 2007	8,475	$7.08	35,261	$769,659
March 1-31, 2007	3,306	$6.91	38,567	$746,819

Total (as of March 31, 2007)	12,641	$7.00	38,567	$746,819

(1) On August 1, 2006, the Company announced that the Board of Directors had authorized it to repurchase up to $1,000,000 of its common stock in open market or in private transactions, subject to the Company’s assessment of market conditions and buying opportunities from time to time, and may, either in whole or in part, repurchase such stock through a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. As of March 31, 2007, the Company has terminated its repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate.

4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	Form of Software License and Software Support Agreement.

10.3	(3)	Form of Professional Services Agreement.

10.4	(3)	Form of Value Added Reseller Agreement.

10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9	(7)	2004 Stock Incentive Plan.

10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11	(9)	Lease for New Principal Facilities.

10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13	(11, #)	John L. McGannon Employment Agreement.

10.14	(11, #)	Daniel Fregeau Employment Agreement.

10.15	(11, #)	Nasser Barghouti Employment Agreement.

10.16	(11, #)	J. Douglas Winter Employment Agreement.

10.17	(11, #)	Tao Ye Employment Agreement.

10.18	(12, #)	Edward Calnan Employment Agreement. Edward Calnan Stock Option and Restricted Stock Plan and Agreement.

14.1	(7)	Code of Conduct.

31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation
(Registrant)

Date: May 15, 2007	/s/ John L. McGannon
John L. McGannon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd W. Schmidt
Todd W. Schmidt
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Amended and Restated Bylaws.
4.1	(2)	Specimen Stock Certificate.
4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(3)	Form of Software License and Software Support Agreement.
10.3	(3)	Form of Professional Services Agreement.
10.4	(3)	Form of Value Added Reseller Agreement.
10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.
10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.
10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.
10.9	(7)	2004 Stock Incentive Plan.
10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
10.11	(9)	Lease for New Principal Facilities.
10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.
10.13	(11, #)	John L. McGannon Employment Agreement.
10.14	(11, #)	Daniel Fregeau Employment Agreement.
10.15	(11, #)	Nasser Barghouti Employment Agreement.
10.16	(11, #)	J. Douglas Winter Employment Agreement.
10.17	(11, #)	Tao Ye Employment Agreement.
10.18	(12, #)	Edward Calnan Employment Agreement. Edward Calnan Stock Option and Restricted Stock Plan and Agreement.
14.1	(7)	Code of Conduct.
31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.
(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.