Form 10-Q
period 2007-06-30
DOCUMENT SCIENCES CORP
filed 2007-08-09
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(760) 602-1400

(Registrant's Telephone Number including Area Code)

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

As of August 2, 2007, there were 3,954,413 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$870,407	$5,657,380
Short-term investments	1,496,719	1,437,214
Accounts receivable, net	8,887,488	7,316,100
Other current assets	1,964,372	1,888,203

Total current assets	13,218,986	16,298,897
Property and equipment, net	824,690	725,029
Software development costs, net	270,226	746,282
Goodwill, net	4,794,740	4,495,192
Purchased intangible assets, net	383,333	—

Total assets	$19,491,975	$22,265,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$764,395	$342,103
Accrued compensation	2,034,170	2,169,320
Other accrued liabilities	690,686	615,195
Deferred revenue	12,956,910	12,936,570

Total current liabilities	16,446,161	16,063,188
Obligations under capital leases	—	6,699

STOCKHOLDERS' EQUITY
Common stock, $.001 par value	4,424	4,424
Treasury stock	(3,349,416)	(362,889)
Additional paid-in capital	14,715,766	14,079,885
Accumulated other comprehensive (loss) income	(11)	302
Accumulated deficit	(8,324,949)	(7,526,209)

Total stockholders’ equity	3,045,814	6,195,513

Total liabilities and stockholders’ equity	$19,491,975	$22,265,400

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License fees	$7,860,457	$5,382,716	$13,103,023	$10,733,485
Services and other	3,323,890	3,076,578	6,282,661	5,510,732

Total revenues	11,184,347	8,459,294	19,385,684	16,244,217
Cost of revenues:
License fees	1,124,473	1,040,640	2,227,259	2,219,235
Services and other	2,638,296	2,411,821	5,301,678	4,991,027

Total cost of revenues	3,762,769	3,452,461	7,528,937	7,210,262

Gross margin	7,421,578	5,006,833	11,856,747	9,033,955
Operating expenses:
Research and development	1,797,777	1,472,422	3,647,909	2,765,798
Selling and marketing	3,627,894	2,388,548	6,652,371	4,717,122
General and administrative	1,300,853	1,048,768	2,456,396	1,969,098

Total operating expenses	6,726,524	4,909,738	12,756,676	9,452,018

Income (loss) from operations	695,054	97,095	(899,929)	(418,063)
Interest and other income, net	60,013	49,465	145,860	108,859

Income (loss) before income taxes	755,067	146,560	(754,069)	(309,204)
Provision for income taxes	16,813	2,351	44,671	5,385

Net income (loss)	$738,254	$144,209	$(798,740)	$(314,589)

Net income (loss) per share—basic	$0.17	$0.03	$(0.19)	$(0.07)

Weighted average shares used in basic calculation	4,229,376	4,250,625	4,285,330	4,235,085

Net income (loss) per share—diluted	$0.14	$0.03	$(0.19)	$(0.07)

Weighted average shares used in diluted calculation	5,244,968	5,372,663	4,285,330	4,235,085

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(798,740)	$(314,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,874	111,068
Amortization of software development costs	476,056	476,056
Provision for doubtful accounts	(10,411)	18,432
Stock-based compensation expense	290,048	208,982
Changes in operating assets and liabilities:
Accounts receivable	(1,560,977)	(946,737)
Other assets	(76,169)	156,980
Accounts payable	422,292	281,828
Accrued compensation	(135,150)	(544,067)
Other accrued liabilities	75,491	54,339
Deferred revenue	20,340	(924,478)

Net cash used in operating activities	(1,132,346)	(1,422,186)
Investing activities
Purchases of short-term investments	(1,709,817)	(1,355,853)
Maturities of short-term investments	1,650,000	1,240,000
Purchases of property and equipment, net	(227,869)	(77,601)
Net cash paid to purchase CambridgeDocs assets	(379,988)	—

Net cash used in investing activities	(667,674)	(193,454)
Financing activities
Principal payments under capital lease obligations	(6,699)	(10,411)
Purchase of treasury stock	(3,159,478)	—
Sale of treasury stock	172,951	68,859
Issuance of common stock	6,273	165,634

Net cash (used in) provided by financing activities	(2,986,953)	224,082

Decrease in cash and cash equivalents	(4,786,973)	(1,391,558)
Cash and cash equivalents at beginning of period	5,657,380	6,692,642

Cash and cash equivalents at end of period	$870,407	$5,301,084

Supplemental disclosure of cash flow information:
Interest paid	$1,206	$1,448

Income taxes paid	$44,671	$5,385

Issuance of restricted stock grants to purchase CambridgeDocs assets	$339,560	—

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

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

Certain prior year amounts have been reclassified to be consistent with the current year presentation. Following a review of the Company’s accounting for the recording of accounts receivable and deferred revenue related to unpaid invoices for renewals of existing annual licenses that were invoiced prior to the commencement of the annual license period, the Company has removed approximately $3,849,000 from accounts receivable and from deferred revenue on its balance sheet. The reduction had no effect on net profit (loss), net profit (loss) per share, or stockholders’ equity for all periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

Note B—Revenue Recognition

We derive our revenues principally from the licensing of software, post contract support fees (PCS), and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. We offer both perpetual licenses and time-based licenses that are required to be renewed annually. Revenues are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

We work in conjunction with our established value-added resellers (VARs), with whom we have formal contracts defining the rights and obligations of the parties, to license software to end-users. We license software to our VARs, less a discount, from a fixed price list. We require a binding purchase order as evidence of an unconditional order by an end user from our VARs, with no rights of return or acceptance. License revenue from our VARs is recognized when software is licensed to an end user.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 76,758 and 51,135 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three and six months ended June 30, 2007, respectively, and 35,455 and 20,577 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three and six months ended June 30, 2006, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding used in basic earnings per share calculation	4,229,376	4,250,625	4,285,330	4,235,085
Effect of dilutive stock options	1,015,592	1,122,038	—	—

Shares used in diluted EPS calculation	5,244,968	5,372,663	4,285,330	4,235,085

Note D—Bank Line of Credit

In June 2007 we entered into a bank credit agreement that provides us with a senior secured revolving credit facility of up to $6 million through June 2009. Loans under the agreement are expected to initially bear interest at a rate equal to the bank’s prime rate plus 0.75% and will continue to bear interest at that pricing level (subject to a floor of 7.75% on bank’s prime rate) so long as a liquidity ratio threshold (as defined in the agreement) is in effect. If the liquidity ratio threshold is deemed to no longer be in effect and the interest rate applicable to the loans will increase to bank’s prime rate plus 2.0% until we can maintain and meet the defined liquidity ratio for a period of three consecutive months, at which time the interest rate applicable to the loans would return to bank’s prime rate plus 0.75%. In addition, the Company is required to pay an annual loan fee, an unused revolving line facility fee, and an early termination fee if the agreement is terminated prior to its maturity date.

Availability of proceeds under the agreement are subject to a borrowing base formula equal to the lesser of $6 million and an advance rate percentage of 80% of the Company’s eligible billed accounts receivable. The agreement includes a tangible net worth covenant and also contains other customary terms and conditions, including representations and warranties, affirmative and negative covenants, events of default and indemnity provisions. Such covenants, among other things, could limit the Company’s ability to incur indebtedness, incur liens or other encumbrances, enter into mergers, consolidations and asset sales, engage in transactions with affiliates, pay dividends or other distributions, and change the nature of the business conducted by us. All advances made under the agreement are secured by a first priority security interest in substantially all of our assets.

As of June 30, 2007, no amounts were outstanding under this facility.

Note E—Stockholders’ Equity

Share Repurchase. On August 1, 2006, the Company announced that the Board of Directors had authorized it to repurchase up to $1,000,000 of its common stock in open market or in private transactions, subject to the Company's assessment of market conditions and buying opportunities from time to time. As of March 31, 2007, we had purchased 38,567 shares at an average price of $6.56 per share, including fees and commissions. We terminated the repurchase program as of March 31, 2007.

Tender Offer. On June 21, 2007, we announced the final results of the modified “Dutch auction” tender offer that we had extended to shareholders on May 17, 2007. We repurchased 424,269 of our common stock at a purchase price of $6.50 per share for an aggregate amount of approximately $2,758,000. In addition, we capitalized transaction costs of approximately $313,000.

Note F—Stock-Based Compensation

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

The following table summarizes stock option activity under all our equity incentive plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,126,526	$3.18
Granted	7,500	6.73
Exercised	(34,850)	3.00
Forfeited or expired	(22,488)	4.83

Outstanding at June 30, 2007	2,076,688	$3.18

Exercisable at June 30, 2007	1,991,686	$3.05

As of June 30, 2007, the aggregate intrinsic value of outstanding stock options was $6.4 million.

As of June 30, 2007, 68,794 shares were available for future issuance.

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

SFAS No. 123

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No.107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated income statement. SFAS No. 123(R) supersedes our previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, we measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock grants and stock purchases for the three and six months ended June 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$74,000	$70,000	$140,000	$121,000
Research and development	29,000	17,000	55,000	29,000
Selling, general and administrative	50,000	35,000	95,000	59,000

Total	$153,000	$122,000	$290,000	$209,000

We use the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life of options	5.5 years	5.68 years	5.5 years	5.68 years
Expected volatility	55%	45%	55%	44%
Risk-free interest rates	4.6%	4.4%	4.6%	4.4%
Dividend yields	0%	0%	0%	0%

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

Nonvested Shares

Stock Options. As of June 30, 2007, there was approximately $98,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.01 years. During the six months ended June 30, 2007, we recognized approximately $52,000 in compensation expense related to nonvested shares.

Restricted Stock. As of June 30, 2007, there was approximately $562,000 of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.44 years. During the six months ended June 30, 2007, we recognized approximately $216,000 in compensation expense related to nonvested restricted stock.

Note G—Income Taxes

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

As a result of the adoption of FIN 48, we have recorded no change to retained earnings at January 1, 2007. We had no unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. At June 30, 2007, we had no unrecognized tax benefits. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at June 30, 2007.

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

Note H—Acquisition of Certain Assets of CambridgeDocs

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

Pro forma information has not been reported because of its immaterial impact.

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

Revenue Recognition. We derive our revenues principally from the licensing of software, post contract support fees (PCS) and professional services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. We offer both perpetual licenses and time-based licenses that are required to be renewed annually. Revenues are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

We work in conjunction with our established value-added resellers (VARs), with whom we have formal contracts defining the rights and obligations of the parties, to license software to end-users. We license software to our VARs, less a discount, from a fixed price list. We require a binding purchase order as evidence of an unconditional order by an end user from our VARs, with no rights of return or acceptance. License revenue from our VARs is recognized when software is licensed to an end user.

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

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2007	2007	2006
Revenues:
License fees	70%	64%	68%	66%
Services and other	30	36	32	34

Total revenues	100	100	100	100
Cost of revenues:
License fees	10	12	12	14
Services and other	24	29	27	31

Total cost of revenues	34	41	39	45

Gross profit	66	59	61	55

Operating expenses:
Research and development	16	18	19	17
Selling and marketing	32	28	34	29
General and administrative	12	12	13	12

Total operating expenses	60	58	66	58

Income (loss) from operations	6	1	(5)	(3)
Interest and other income, net	1	1	1	1

Income (loss) before income taxes	7	2	(4)	(2)
Provision for income taxes	—	—	—	—

Net income (loss)	7%	2%	(4)%	(2)%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
License fees	$7,860	46%	$5,383	2%	$13,103	22%	$10,733	12%
Services and other	3,324	8%	3,076	20%	6,283	14%	5,511	21%

Total revenues	$11,184	32%	$8,459	8%	$19,386	19%	$16,244	15%

Cost of Revenues

Cost of license fees includes amortization of previously capitalized software development costs, costs of third party software, employee related costs for distribution personnel and technical support staff, and product packaging. Costs of services and other consist principally of the employee related costs of our consulting and training staff. The following table summarizes cost of revenues (in thousands) and the percentage change over the previous quarter for the period indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
License fees	$1,125	8%	$1,040	(7)%	$2,227	—%	$2,219	(1)%
Services and other	2,638	9%	2,412	26%	5,302	6%	4,991	43%

Total cost of revenues	$3,763	9%	$3,452	14%	$7,529	4%	$7,210	26%

Operating Expenses

Research and development. Research and development expenses consist primarily of the employee related costs of personnel associated with developing new products, enhancing existing products, testing software products, and developing product documentation.

Selling and marketing. Selling and marketing expenses consist primarily of salaries, commissions, marketing programs, and related costs.

General and administrative. General and administrative expenses consist of employee related costs for finance, administration, information technology and human resources, allowance for doubtful accounts, and general corporate management expenses, including public company expenses, director expenses, legal fees, and accounting fees.

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Research and development	$1,798	22%	$1,472	10%	$3,648	32%	$2,766	3%
Selling and marketing	3,628	52%	2,389	4%	6,652	41%	4,717	10%
General and administrative	1,301	24%	1,049	12%	2,457	25%	1,969	10%

Total operating expenses	$6,727	37%	$4,910	7%	$12,757	35%	$9,452	8%

Other items

Interest and other income, net. Interest and other income, net, is composed of interest income from cash and cash equivalents and proceeds from short-term investment disposals, offset by interest expense related to capital leases and proceeds from disposals of fixed assets.

Provision for income taxes. Provision for income taxes reflects the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006

2007 second quarter and six months to date license fee revenue grew 46% and 22%, respectively over comparable 2006 period amounts. Geographically, the growth in license revenues was driven by our North American sales operations which contributed several new contracts in the quarter, as well as a significant enterprise opportunity with an existing customer. Continued growth in our annual license fees and post contract support fees also contributed to the period over period growth.

Second quarter and year-to-date 2007 services and other revenues increased by 8% and 14%, respectively over second quarter and year-to-date 2006 amounts. The majority of the increase was from the delivery of implementation and other services to customers who have licensed our xPression software. Increased consulting services provided by our Objectiva subsidiary also contributed to the period over period increases.

The 8% increase in license fees cost of revenue in the second quarter of 2007 was primarily due to an increase in software royalties. Year-to-date costs were flat.

2007 second quarter and year-to-date services and other cost of revenues increased by 9% and 6% respectively over the comparable 2006 periods due to an increase in staff and personnel related costs required to service existing projects.

2007 second quarter and year-to-date research and development expenses increased by 22% and 32%, respectively over the comparable 2006 periods. These increases were primarily due to increases in personnel costs related to staff transferred from our customer support group and to our Objectiva Chinese operation and were required to support additional development and enhancement of our xPression product line, as well as our more mature Autograph product line. At June 30, 2007, research and development employee headcount has increased by approximately 30% compared to June 30, 2006 totals, largely in our Objectiva Chinese operation. In addition, costs associated with our acquisition of CambridgeDocs contributed to the increase.

Selling and marketing expenses for the three and six month periods ended June 30, 2007, increased significantly over the comparable 2006 amounts – by approximately $1.2 million, or 52% in the second quarter and by approximately $1.9 million, or 41% for the year-to-date period. Once again, the increase was substantially as a result of increased staffing, primarily in the inside and outside sales groups. These increases created additional personnel related costs and travel and entertainment expenses. Contributing to the second quarter increase and to a lesser extent to the year-to date increase were higher commission expenses related to higher sales bookings. Advertising, trade show and consulting expenses also increased quarter over quarter and year over year.

2007 second quarter and year-to-date general and administrative expenses increased by approximately $250,000 or 24% and by approximately $500,000 or 25%, respectively over the comparable 2006 periods. Approximately $150,000 of these amounts was related to an increase in our bad debt expense. Increased staffing and associated costs contributed to the period over period increases, as did increased consulting expenses.

2007 second quarter and year-to-date interest and other income, net, increased over the comparable 2006 periods due to higher interest income due to higher interest rates on invested cash balances.

The quarterly provisions for income taxes in 2007 and 2006 relate to foreign taxes.

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

Liquidity and Capital Resources

Our sources of cash are derived primarily from operations and sales and maturities of short-term investments. Our short-term investments are invested in U.S. government agency obligations and high quality commercial paper. In June 2007, we entered into a bank credit agreement which provides us with a senior secured revolving credit facility of up to $6 million through June 2009 as discussed in Note E in the Notes to the Unaudited Consolidated Financial Statements. As of June 30, 2007, no amounts were outstanding under this facility.

On June 21, 2007, we announced the final results of the modified “Dutch auction” tender offer that we had extended to shareholders on May 17, 2007. We repurchased 424,269 shares of our Common Stock at a purchase price of $6.50 per share for an aggregate amount of approximately $2,758,000. In addition, we capitalized transaction costs of approximately $313,000.

We believe that our existing cash balances, the availability of borrowings under our bank line of credit, and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next twelve months. In this regard, a portion of our cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. We have no material current understandings, commitments or agreements with respect to any acquisition in whole of other businesses, products or technologies.

At June 30, 2007, we had approximately $2.4 million in cash, cash equivalents and short-term investments. This is a decrease of approximately $4.7 million from our December 31, 2006 balance. The decrease during this six month period was mainly due the payment of approximately $3.1 million related the tender offer discussed in Note E in the Notes to the Unaudited Consolidated Financial Statements. Additionally, the loss for the six month period and the cash used in the asset purchase of CambridgeDocs (also discussed in Note E) contributed to the reduction in cash balances as of June 30, 2007.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. The following information shows future minimum rental payments required in the aggregate and for each of the five succeeding fiscal years:

		Payment Due by Period
	Totals	6 Months Ended December 31	1-3 Years	3-5 Years
Capital Lease Obligations	$17,110	$10,411	$6,699	$—
Operating Lease Obligations	2,654,023	442,853	1,457,380	753,790

Totals	$2,671,133	$453,264	$1,464,079	$753,790

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

Our actual results could differ materially from those discussed herein due to a number of factors, including those set forth in this discussion, under “Certain Factors Affecting Document Sciences Corporation” and other risks detailed from time to time in our SEC reports. In addition, the discussion of our results of operations should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-

looking statements, which reflect management's analysis only as of the date of this annual report. Except as required by law, we undertake no obligation to publicly release the results of any revision of, or otherwise update, the forward-looking statements.

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $1.7 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively, representing 9% and 11% of our total revenues, respectively.

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

We derived a substantial percentage of our license revenue from two product lines in 2007 and 2006. As a result, factors that may adversely impact the pricing of or demand for these products, such as competition from other products, negative publicity or obsolescence of the hardware or software environments in which our products run, could have a material adverse effect on our business, operating results and financial condition. Our financial performance will depend significantly on the successful development, introduction and customer acceptance of new and enhanced versions of our xPression software and xPresso software, as well as continued customer acceptance of CompuSet, DLS and related products.

Revenues from end users in the insurance industry accounted for 39% and 44% of total revenues for the six months ended June 30, 2007 and 2006. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales accounted for 18% and 13% of our total revenues for the three months ended June 30, 2007 and 2006, respectively, and 22% and 14% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.

We license our products in Europe through value-added resellers (VARs) and to a much lesser extent, direct sales. Revenues generated by these activities were $827,000 and $731,000 for the three months ended June 30, 2007 and 2006, respectively, and $2.0 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively.

In Australia, Canada and Latin America, our products are distributed and/or supported by Xerox affiliates and also by direct sale in Canada. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $1.2 million and $369,000 for the three months ended June 30, 2007 and 2006, respectively, and $2.2 million and $838,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Our Objectiva software engineering and professional services team of 288 employees are located in two facilities in China. We are subject to a variety of risks associated with conducting operations in China, including those related to general economic conditions, regulatory changes, political unrest and potential reduced protection for our intellectual property rights. In addition to facing the difficulty of managing a large offshore organization, we must comply with a variety of laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2007. Declines in interest rates over time will, however, reduce our interest income.

We are also exposed to interest rate risk in connection with borrowings under our bank line of credit, which bear interest at a rate equal to either (i) the bank’s prime rate plus 0.75% (subject to a floor of 7.75% on bank’s prime rate) or (ii) the to bank’s prime rate plus 2.0% if we fail to maintain a predefined liquidity ratio. For variable rate debt, interest rate changes generally do not affect the fair market value of the underlying debt, but do impact future earnings and cash flows, assuming other factors are held constant.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Amended and Restated Bylaws.
4.1	(2)	Specimen Stock Certificate.
4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(3)	Form of Software License and Software Support Agreement.
10.3	(3)	Form of Professional Services Agreement.
10.4	(3)	Form of Value Added Reseller Agreement.
10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.
10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.
10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.
10.9	(7)	2004 Stock Incentive Plan.
10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
10.11	(9)	Lease for New Principal Facilities.
10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.
10.13	(11, #)	John L. McGannon Employment Agreement.
10.14	(11, #)	Daniel Fregeau Employment Agreement.
10.15	(11, #)	Nasser Barghouti Employment Agreement.
10.16	(11, #)	J. Douglas Winter Employment Agreement.
10.17	(11, #)	Tao Ye Employment Agreement.
10.18	(12, #)	Edward Calnan Employment Agreement. Edward Calnan Stock Option and Restricted Stock Plan and Agreement.
10.19	(13)	Loan and Security Agreement dated as of June 8, 2007 between the Registrant and Silicon Valley Bank.
14.1	(7)	Code of Conduct.
31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.
(3)	Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(6)	Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(8)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(9)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
(10)	Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation
(Registrant)

Date: August 8, 2007	/s/ John L. McGannon
John L. McGannon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd W. Schmidt
Todd W. Schmidt
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Amended and Restated Bylaws.
4.1	(2)	Specimen Stock Certificate.
4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).
10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.
10.2	(3)	Form of Software License and Software Support Agreement.
10.3	(3)	Form of Professional Services Agreement.
10.4	(3)	Form of Value Added Reseller Agreement.
10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.
10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.
10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.
10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.
10.9	(7)	2004 Stock Incentive Plan.
10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.
10.11	(9)	Lease for New Principal Facilities.
10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.
10.13	(11, #)	John L. McGannon Employment Agreement.
10.14	(11, #)	Daniel Fregeau Employment Agreement.
10.15	(11, #)	Nasser Barghouti Employment Agreement.
10.16	(11, #)	J. Douglas Winter Employment Agreement.
10.17	(11, #)	Tao Ye Employment Agreement.
10.18	(12, #)	Edward Calnan Employment Agreement. Edward Calnan Stock Option and Restricted Stock Plan and Agreement.
10.19	(13)	Loan and Security Agreement dated as of June 8, 2007 between Document Sciences Corporation and Silicon Valley Bank
14.1	(7)	Code of Conduct.
31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.
(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.
(3)	Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.
(6)	Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.
(8)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.
(9)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
(10)	Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.
(13)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.
(#)	Indicates management compensatory plan, contract or arrangement.
(*)	Filed herewith.