Form 10-Q
period 2007-09-30
DOCUMENT SCIENCES CORP
filed 2007-11-09
CIK 1016831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007, there were 4,019,501 shares of common stock of the registrant outstanding.

DOCUMENT SCIENCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (Unaudited)

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$2,291,585	$5,657,380
Short-term investments	207,473	1,437,214
Accounts receivable, net	9,667,606	7,316,100
Other current assets	1,866,126	1,888,203

Total current assets	14,032,790	16,298,897
Property and equipment, net	885,227	725,029
Software development costs, net	32,196	746,282
Goodwill, net	4,794,740	4,495,192
Purchased intangible assets, net	361,333	—

Total assets	$20,106,286	$22,265,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$703,365	$342,103
Accrued compensation	2,175,446	2,169,320
Other accrued liabilities	1,118,218	615,195
Deferred revenue	12,478,808	12,936,570

Total current liabilities	16,475,837	16,063,188
Obligations under capital leases	—	6,699
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value	4,424	4,424
Treasury stock	(3,211,202)	(362,889)
Additional paid-in capital	14,894,694	14,079,885
Accumulated other comprehensive income	29	302
Accumulated deficit	(8,057,496)	(7,526,209)

Total stockholders’ equity	3,630,449	6,195,513

Total liabilities and stockholders’ equity	$20,106,286	$22,265,400

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License fees	$6,918,296	$5,509,267	$20,021,319	$16,242,752
Services and other	3,655,165	2,889,103	9,937,826	8,399,835

Total revenues	10,573,461	8,398,370	29,959,145	24,642,587
Cost of revenues:
License fees	1,451,496	966,455	3,678,755	3,185,690
Services and other	2,657,540	2,471,598	7,959,218	7,462,625

Total cost of revenues	4,109,036	3,438,053	11,637,973	10,648,315

Gross margin	6,464,425	4,960,317	18,321,172	13,994,272
Operating expenses:
Research and development	1,830,961	1,590,614	5,478,870	4,356,412
Selling and marketing	3,282,895	2,313,439	9,935,266	7,030,561
General and administrative	1,098,416	975,875	3,554,812	2,944,973

Total operating expenses	6,212,272	4,879,928	18,968,948	14,331,946

Income (loss) from operations	252,153	80,389	(647,776)	(337,674)
Interest and other income, net	22,728	60,452	168,588	169,311

Income (loss) before income taxes	274,881	140,841	(479,188)	(168,363)
Provision for income taxes	7,428	25,670	52,099	31,055

Net income (loss)	$267,453	$115,171	$(531,287)	$(199,418)

Net income (loss) per share - basic	$0.07	$0.03	$(0.13)	$(0.05)

Weighted average shares used in basic calculation	4,000,557	4,281,906	4,190,406	4,250,690

Net income (loss) per share - diluted	$0.05	$0.02	$(013)	$(0.05)

Weighted average shares used in diluted calculation	5,255,933	5,324,126	4,190,406	4,250,690

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(531,287)	$(199,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,281	170,551
Amortization of software development costs	714,086	714,084
Provision for doubtful accounts	13,849	16,261
Stock-based compensation expense	468,976	359,272
Changes in operating assets and liabilities:
Accounts receivable	(2,365,355)	(4,261,457)
Other assets	22,077	221,280
Accounts payable	361,262	310,954
Accrued compensation	6,126	(481,962)
Other accrued liabilities	503,023	247,744
Deferred revenue	(457,762)	1,836,016

Net cash used in operating activities	(1,002,724)	(1,066,675)
Investing activities
Purchases of short-term investments	(1,695,532)	(2,700,920)
Maturities of short-term investments	2,925,000	2,240,000
Purchases of property and equipment, net	(363,812)	(126,173)
Net cash paid to purchase CambridgeDocs assets	(379,988)	—

Net cash provided by (used in) investing activities	485,668	(587,093)
Financing activities
Principal payments under capital lease obligations	(6,699)	(15,616)
Purchase of treasury stock (including costs of $313,248 in 2007)	(3,159,478)	(17,124)
Sale of treasury stock	311,165	68,859
Issuance of common stock	6,273	185,440

Net cash (used in) provided by financing activities	(2,848,739)	221,559

Decrease in cash and cash equivalents	(3,365,795)	(1,432,209)
Cash and cash equivalents at beginning of period	5,657,380	6,692,642

Cash and cash equivalents at end of period	$2,291,585	$5,260,433

Supplemental disclosure of cash flow information:
Interest paid	$2,168	$2,172

Income taxes paid	$54,693	$31,055

Issuance of restricted stock grants to purchase CambridgeDocs assets	$339,560	—

See notes to unaudited consolidated financial statements.

DOCUMENT SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

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

Certain prior year amounts have been reclassified to be consistent with the current year presentation. Following a review of the Company’s accounting of accounts receivable and deferred revenue related to unpaid invoices for renewals of existing annual licenses that were invoiced prior to the commencement of the post contract support period, the Company has removed approximately $3,849,000 from accounts receivable and from deferred revenue on its balance sheet at December 31, 2006. The reduction had no effect on net income (loss), net income (loss) per share, or stockholders’ equity for all periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Document Sciences Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

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

The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the common shares underlying outstanding options had been issued. The dilutive effect of outstanding options and warrants has been reflected in EPS by application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted EPS. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Common stock options to purchase 9,477 and 52,739 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three and nine months ended September 30, 2007, respectively, and 78,301 and 55,861 shares were excluded from the calculation of weighted-average shares used in determining diluted EPS for the three and nine months ended September 30, 2006, respectively, as their effect would have been antidilutive.

The following table reconciles the shares used in computing basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding used in basic earnings per share calculation	4,000,557	4,281,906	4,190,406	4,250,690
Effect of dilutive stock options	1,255,376	1,042,220	—	—

Shares used in diluted EPS calculation	5,255,933	5,324,126	4,190,406	4,250,690

Note D - Bank Line of Credit

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

As of September 30, 2007, no amounts were outstanding under this facility.

Note E - Stockholders’ Equity

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

Note F - Stock-Based Compensation

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

Our previous plans, the 1993 and 1995 Stock Option Plans have been replaced by the 2004 Plan and no additional awards may be granted there under. These plans had provided for the issuance of up to 2,279,250 shares and had been amended to provide for the issuance of an additional 2,100,000 shares. There are no shares subject to outstanding options from the 1993 Plan as of December 31, 2004. The 1995 Plan has options exercisable through January 26, 2014.

The following table summarizes stock option activity under all our equity incentive plans:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,126,526	$3.18
Granted	16,500	6.50
Exercised	(78,855)	3.08
Forfeited or expired	(43,067)	5.40

Outstanding at September 30, 2007	2,021,104	$3.17

Exercisable at September 30, 2007	1,956,750	$3.06

As of September 30, 2007, the aggregate intrinsic value of outstanding stock options was $6.2 million.

As of September 30, 2007, 78,273 shares were available for future issuance.

Our 1997 Employee Stock Purchase Plan (“1997 Plan”) provides for the issuance of shares of our common stock, up to a total of 500,000 shares, to eligible employees. The price of the common shares purchased under the Plan is equal to 85% of the fair market value of the common shares on the first or last day of the offering period, whichever is lower. Employees who choose to participate in the Plan can withhold between one and ten percent of their wages. However, an employee can not purchase more than 5,000 shares in any one offering period. This plan terminated on March 31, 2007 and was replaced by the 2007 Employee Stock Purchase Plan (“2007 Plan”) effective August 2007. The 2007 Plan provides for the issuance of shares of our common stock, up to a total of 75,000 shares, to eligible employees under the same general terms and condition as the 1997 Plan.

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

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock grants and stock purchases for the three and nine months ended September 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$86,000	$90,000	$226,000	$211,000
Research and development	34,000	22,000	89,000	51,000
Selling, general and administrative	59,000	43,000	154,000	102,000

Total	$179,000	$155,000	$469,000	$364,000

We use the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life of options	5.5 years	5.68 years	5.5 years	5.68 years
Expected volatility	55%	45%	55%	45%
Risk-free interest rates	4.6%	4.4%	4.6%	4.4%
Dividend yields	0%	0%	0%	0%

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

Nonvested Shares

Stock Options. As of September 30, 2007, there was approximately $57,000 of total compensation cost related to nonvested share-based compensation arrangements for stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 2.70 years. During the nine months ended September 30, 2007, we recognized approximately $85,000 in compensation expense related to stock options.

Restricted Stock. As of September 30, 2007, there was approximately $418,000 of total compensation cost related to nonvested share-based compensation arrangements for restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.33 years. During the nine months ended September 30, 2007, we recognized approximately $362,000 in compensation expense related to restricted stock.

Note G - Income Taxes

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

As a result of the adoption of FIN 48, we have recorded no change to retained earnings at January 1, 2007. We had no unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. At September 30, 2007, we had no unrecognized tax benefits. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at September 30, 2007.

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

Note H - Acquisition of Certain Assets of CambridgeDocs

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

Note I - Subsequent Event

On October 24, 2007, the Board of Directors (the “Board”) of Document Sciences Corporation (the “Company”) adopted the Company’s Management Incentive Retention Plan for Select Employees (the “Plan”), effective on September 12, 2007 (the “Effective Date”). The purpose of the Plan is to provide an incentive to selected key management employees and others providing personal services to the Company to maximize the valuation of the Company and to recognize the absence of compensatory equity grants during the preceding two years.

Pursuant to the Plan, participants in the plan will be eligible to receive an incentive bonus from the Company or its successor upon the consummation of a change in control, subject to the following conditions: (i) the closing date of the change in control must occur prior to September 12, 2010 or such later date as may be designated by the administrator of the Plan from time to time (the “Termination Date”), (ii) the aggregate value paid by the purchaser in the change in control of all cash, non-cash assets, equity and debt issued or assumed in connection with the change in control (the “CIC Price”) must exceed $53,072,553, (iii) the participant must be continuously employed by the Company or its affiliates from the date of his/her selection as a participant until the closing date of the change in control, and (iv) the participant must have complied with such other conditions as may be set forth in such participant’s award letter. The administrator of the plan may waive the conditions to receipt of the incentive bonus in whole or in part, for some or all participants, in its sole discretion.

The amount of the incentive bonus payable to each participant will equal a percentage of the bonus pool to be established under the Plan. Such percentage will be determined by the administrator of the plan in its sole discretion and will be set forth in each participant’s award letter.

The bonus pool to be established under the Plan will equal 15% of the amount by which the enterprise value of the Company as of the closing date of a change in control (as derived from the CIC Price) exceeds $53,072,553 (which was the enterprise value of the Company on the Effective Date). However, the bonus pool will not exceed $12,545,000.

The Plan is an unfunded plan and any benefits provided for in the Plan will be paid from the general assets of the Company. The Board has the absolute and unconditional right to amend or terminate the Plan. The Plan will automatically terminate upon the earlier to occur of the date of completion of all payments of incentive bonuses under the Plan or the Termination Date, if the closing date of the change in control has not occurred on or before the Termination Date.

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

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

The following table shows the percentage of revenues, cost of revenues, operating expenses and other items to total revenues in our consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License fees	65%	66%	67%	66%
Services and other	35	34	33	34

Total revenues	100	100	100	100
Cost of revenues:
License fees	14	12	12	13
Services and other	25	29	27	30

Total cost of revenues	39	41	39	43

Gross profit	61	59	61	57
Operating expenses:
Research and development	17	19	18	17
Selling and marketing	31	27	33	29
General and administrative	10	12	12	12

Total operating expenses	58	58	63	58

Income (loss) from operations	3	1	(2)	(1)
Interest and other income, net	—	—	—	—

Income (loss) before income taxes	3	1	(2)	(1)
Provision for income taxes	—	—	—	—

Net income (loss)	3%	1%	(2)%	(1)%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
License fees	$6,919	26%	$5,509	7%	$20,021	23%	$16,243	10%
Services and other	3,655	26%	2,889	26%	9,938	18%	8,400	23%

Total revenues	$10,574	26%	$8,398	13%	$29,959	22%	$24,643	14%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
License fees	$1,452	50%	$966	(10)%	$3,679	15%	$3,186	(4)%
Services and other	2,658	8%	2,472	19%	7,959	7%	7,462	34%

Total cost of revenues	$4,110	20%	$3,438	9%	$11,638	9%	$10,648	20%

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

The following table summarizes operating expenses (in thousands) and the percentage change over the previous year for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Research and development	$1,831	15%	$1,591	(1)%	$5,479	26%	$4,356	1%
Selling and marketing	3,283	42%	2,313	17%	9,935	41%	7,031	12%
General and administrative	1,099	13%	976	26%	3,555	21%	2,945	14%

Total operating expenses	$6,213	27%	$4,880	12%	$18,969	32%	$14,332	9%

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

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

2007 third quarter and nine months to date license fee revenue grew 26% and 23%, respectively over comparable 2006 period amounts. Geographically, the growth in license revenues was driven by our North American sales operations which contributed several new contracts, primarily related to our xPression product line, in the quarter. Continued growth in our annual license fees and post contract support fees also contributed to the period over period growth.

Third quarter and year-to-date 2007 services and other revenues increased by 26% and 18%, respectively over third quarter and year-to-date 2006 amounts. The majority of the increase was from the delivery of implementation and other services to customers who have licensed our xPression software. Increased consulting services provided by our Objectiva subsidiary also contributed to the period over period increases.

The 50% increase in license fees cost of revenue in the third quarter of 2007 was primarily due to a referral fee owed to a strategic partner, royalties paid on a newly licensed product and a general increase in software royalties. These items caused a year over year increase of 15%.

2007 third quarter and year-to-date services and other cost of revenues increased by 8% and 7% respectively over the comparable 2006 periods due to an increase in staff and personnel related costs required to service existing projects.

2007 third quarter and year-to-date research and development expenses increased by 15% and 26%, respectively over the comparable 2006 periods. These increases were primarily due to increases in personnel costs related to staff transferred from our customer support group and to our Objectiva Chinese operation and were required to support additional development and enhancement of our xPression product line, as well as our more mature Autograph product line. In addition, costs associated with our acquisition of CambridgeDocs contributed to the increase.

Selling and marketing expenses for the three and nine month periods ended September 30, 2007, increased significantly over the comparable 2006 amounts – by nearly $1 million, or 42% in the third quarter and by nearly $3 million, or 41% for the year-to-date period. Once again, the increase was substantially a result of increased staffing, primarily in the inside and outside sales groups. These increases created additional personnel related costs and travel and entertainment expenses. Contributing to the third quarter increase and to a lesser extent to the year-to date increase were higher commission expenses related to higher sales bookings. Establishment of a sales and support office in Australia, advertising, trade show and consulting expenses also increased quarter over quarter and year over year.

2007 third quarter and year-to-date general and administrative expenses increased by approximately $125,000 or 13% and by approximately $600,000 or 21%, respectively over the comparable 2006 periods. Approximately $174,000 of the year to date increase was related to an increase in our bad debt expense. Increased staffing and associated costs contributed to the period over period increases, as did increased consulting expenses.

Interest and other income, in the 2007 third quarter decreased from the comparable 2006 quarter as fewer funds were available to invest due to our cash tender offer in June of the second quarter. Year-to-date, amounts were approximately the same.

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

Liquidity and Capital Resources

Our sources of cash are derived primarily from operations and sales and maturities of short-term investments. Our short-term investments are invested in U.S. government agency obligations and high quality commercial paper. In June 2007, we entered into a bank credit agreement which provides us with a senior secured revolving credit facility of up to $6 million through June 2009 as discussed in Note E in the Notes to the Unaudited Consolidated Financial Statements. As of September 30, 2007, no amounts were outstanding under this facility.

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

At September 30, 2007, we had approximately $2.5 million in cash, cash equivalents and short-term investments. This is a decrease of approximately $4.6 million from our December 31, 2006 balance. The decrease during this nine month period was mainly due the payment of approximately $3.1 million related the tender offer discussed in Note E in the Notes to the Unaudited Consolidated Financial Statements. Additionally, the loss for the nine month period and the cash used in the asset purchase of CambridgeDocs discussed in Note H contributed to the reduction in cash balances as of September 30, 2007.

We have no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and equipment leases. The following information shows future minimum rental payments required in the aggregate and for each of the five succeeding fiscal years:

	Payment Due by Period
	Totals	3 Months Ended December 31	1-3 Years	3-5 Years
Capital Lease Obligations	$11,904	$5,205	$6,699	$—
Operating Lease Obligations	2,670,948	245,611	1,667,329	758,008

Totals	$2,682,852	$250,816	$1,674,028	$758,008

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

We currently have a variety of contractual and informal relationships with Xerox and affiliates of Xerox, including a cooperative marketing agreement, a transfer and license agreement and various distribution agreements. We rely on these relationships and agreements for a significant portion of our total revenues. Revenues derived from relationships with Xerox and affiliates of Xerox accounted for approximately $2.7 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively, representing 9% and 10% of our total revenues, respectively.

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

Revenues from end users in the insurance industry accounted for 39% and 44% of total revenues for the nine months ended September 30, 2007 and 2006. Our future success will depend on our ability to continue to successfully market our products in the insurance industry, as well as the finance and print services industries, and introduce their use in new industries. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our revenues from export sales outside North America accounted for 16% and 12% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and 15% and 14% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

We license our products in Europe through value-added resellers (VARs) and to a much lesser extent, direct sales. Revenues generated by these activities were $973,000 and $682,000 for the three months ended September 30, 2007 and 2006, respectively, and $3.0 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.

In Australia, New Zealand and Latin America, our products are distributed and/or supported by Xerox affiliates. In China, our products are distributed and/or supported by our subsidiary, Objectiva. Revenues generated in these regions were $720,000 and $351,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Our Objectiva software engineering group, professional services team, and sales, marketing and administrative staff of 324 employees are located in two facilities in China. We are subject to a variety of risks associated with conducting operations in China, including those related to general economic conditions, regulatory changes, political unrest and potential reduced protection for our intellectual property rights. In addition to facing the difficulty of managing a large offshore organization, we must comply with a variety of laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Foreign Currency Exchange Risk

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. To a certain extent, foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies on non-U.S. based competitors. Our primary foreign currency risk exposures are related to U.S. Dollar to Euro and U.S. Dollar to Chinese Yuan conversions. Our subsidiary in China conducts business primarily in the Chinese Yuan. Considering the anticipated cash flows from firm sales commitments and anticipated sales for the next quarter, a hypothetical 10% weakening of the U.S. Dollar relative to the Euro would not materially adversely affect expected third quarter 2007 earnings or cash flows. This analysis is dependent on actual export sales during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects described above. Each month, we review our position for expected currency exchange rate movements.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our short-term available-for-sale investments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2007. Declines in interest rates over time will, however, reduce our interest income.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on August 2, 2007, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld
John L. McGannon	3,165,833	131,676
Thomas L. Ringer	3,181,080	116,429
Ronald S. Beard	3,200,833	96,676
Margaret A. Breya	3,194,833	102,676
Barton L. Faber	3,148,360	149,149
Colin J. O’Brien	3,181,080	116,429
J. Douglas Winter	3,200,833	96,676

In addition, the following proposals were voted on at our Annual Meeting:

	Affirmative Votes	Negative Votes	Abstain	Broker Non-votes
1. Proposal to approve the Document Sciences Corporation 2007 Employee Stock Purchase Plan.	2,256,519	143,394	831	896,765
2. Proposal to approve the amendment of the Document Sciences Corporation 2004 Stock Incentive Plan to increase the number of shares available for issuance under such plan by 500,000 shares to 1,400,000 shares.	909,280	889,148	602,316	896,765
3. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2007.	3,278,029	14,480	5,000

ITEM 5.	OTHER INFORMATION

Management Incentive Retention Plan for Select Employees

On October 24, 2007, the Board of Directors (the “Board”) of Document Sciences Corporation (the “Company”) adopted the Company’s Management Incentive Retention Plan for Select Employees (the “Plan”), effective on September 12, 2007 (the “Effective Date”). The purpose of the Plan is to provide an incentive to selected key management employees and others providing personal services to the Company to maximize the valuation of the Company and to recognize the absence of compensatory equity grants during the preceding two years.

Pursuant to the Plan, participants in the plan will be eligible to receive an incentive bonus from the Company or its successor upon the consummation of a change in control, subject to the following conditions: (i) the closing date of the change in control must occur prior to September 12, 2010 or such later date as may be designated by the administrator of the Plan from time to time (the “Termination Date”), (ii) the aggregate value paid by the purchaser in the change in control of all cash, non-cash assets, equity and debt issued or assumed in connection with the change in control (the “CIC Price”) must exceed $53,072,553, (iii) the participant must be continuously employed by the Company or its affiliates from the date of his/her selection as a participant until the closing date of the change in control, and (iv) the participant must have complied with such other conditions as may be set forth in such participant’s award letter. The administrator of the plan may waive the conditions to receipt of the incentive bonus in whole or in part, for some or all participants, in its sole discretion.

The amount of the incentive bonus payable to each participant will equal a percentage of the bonus pool to be established under the Plan. Such percentage will be determined by the administrator of the plan in its sole discretion and will be set forth in each participant’s award letter.

The bonus pool to be established under the Plan will equal 15% of the amount by which the enterprise value of the Company as of the closing date of a change in control (as derived from the CIC Price) exceeds $53,072,553 (which was the enterprise value of the Company on the Effective Date). However, the bonus pool will not exceed $12,545,000.

The Plan is an unfunded plan and any benefits provided for in the Plan will be paid from the general assets of the Company. The Board has the absolute and unconditional right to amend or terminate the Plan. The Plan will automatically terminate upon the earlier to occur of the date of completion of all payments of incentive bonuses under the Plan or the Termination Date, if the closing date of the change in control has not occurred on or before the Termination Date.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate.

4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	Form of Software License and Software Support Agreement.

10.3	(3)	Form of Professional Services Agreement.

10.4	(3)	Form of Value Added Reseller Agreement.

10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9	(7)	2004 Stock Incentive Plan.

10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11	(9)	Lease for New Principal Facilities.

10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13	(11, #)	John L. McGannon Employment Agreement.

10.14	(11, #)	Daniel Fregeau Employment Agreement.

10.15	(11, #)	Nasser Barghouti Employment Agreement.

10.16	(11, #)	J. Douglas Winter Employment Agreement.

10.17	(11, #)	Tao Ye Employment Agreement.

10.18	(12, #)	Edward Calnan Employment Agreement. Edward Calnan Stock Option and Restricted Stock Plan and Agreement.

10.19	(13)	Loan and Security Agreement dated as of June 8, 2007 between the Registrant and Silicon Valley Bank.

10.20	(*)	Management Incentive Retention Plan for Select Employees.

14.1	(7)	Code of Conduct.

31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Document Sciences Corporation
(Registrant)

Date: November 9, 2007	/s/ John L. McGannon
John L. McGannon
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd W. Schmidt
Todd W. Schmidt
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Page
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Stock Certificate.

4.2	(3)	Rights Agreement between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated May 11, 2001, which includes as Exhibit A thereto the form of Rights Certificate to be Distributed to Holders of Rights after the Distribution Date (as that term is defined in the Rights Agreement).

10.1	(2, #)	Form of Indemnity Agreement Between the Registrant and each of its Officers and Directors.

10.2	(3)	Form of Software License and Software Support Agreement.

10.3	(3)	Form of Professional Services Agreement.

10.4	(3)	Form of Value Added Reseller Agreement.

10.5	(4, #)	1997 Employee Stock Purchase Plan, as Amended.

10.6	(4)	Lease for Principal Facilities, as Amended, and Assignment of Lease.

10.7	(5)	Stock Repurchase Agreement Between Xerox and the Registrant.

10.8	(6)	Development Services and Referral Agreement Between Objectiva Software Solutions, Inc. and the Registrant dated January 16, 2004.

10.9	(7)	2004 Stock Incentive Plan.

10.10	(8)	Stock Purchase Agreement Between Objectiva Software Solutions, Inc. and the Registrant.

10.11	(9)	Lease for New Principal Facilities.

10.12	(10, #)	Form of Stock Option Agreement Used in Connection with the Registrant’s 2004 Stock Incentive Plan.

10.13	(11, #)	John L. McGannon Employment Agreement.

10.14	(11, #)	Daniel Fregeau Employment Agreement.

10.15	(11, #)	Nasser Barghouti Employment Agreement.

10.16	(11, #)	J. Douglas Winter Employment Agreement.

10.17	(11, #)	Tao Ye Employment Agreement.

10.18	(12, #)	Edward Calnan Employment Agreement. Edward Calnan Stock Option and Restricted Stock Plan and Agreement.

10.19	(13)	Loan and Security Agreement dated as of June 8, 2007 between the Registrant and Silicon Valley Bank.

10.20	(*)	Management Incentive Retention Plan for Select Employees.

14.1	(7)	Code of Conduct.

31.1	(*)	Certification of CEO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(*)	Certification of CFO Pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(*)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(*)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2)	Previously filed as exhibits to Registration Statement on Form S-1 Registration Number 333-06344 filed with the Securities and Exchange Commission on June 20, 1996.

(3)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2003.

(6)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(7)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 29, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

(10)	Previously filed as exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(11)	Previously filed as exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2007.

(#)	Indicates management compensatory plan, contract or arrangement.

(*)	Filed herewith.